Form 10-Q
period 1996-06-30
SOUTHERN PACIFIC FUNDING CORP
filed 1996-08-13
CIK 1011836

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-Q

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30,1996
                              OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from     to

                    Commission File Number

                         1-11785

               SOUTHERN PACIFIC FUNDING CORPORATION
          (Exact name of registrant as specified in its charter)


     California                                   33-0636924
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

One Centerpointe Drive, Suite 500, Lake Oswego, OR                    97035
(Addrss of principal executive offices)                       (Zip Code)

                    (503) 684-4700

          (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   (  ) No

               APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996: 13,825,000 shares.

SOUTHERN PACIFIC FUNDING CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 1996


Table of Contents

Part I  Financial Information

     Item 1 - Financial Statements

               Balance Sheet at
               June 30, 1996 and December 31, 1995

               Statements of Income for the three
               months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995

               Statements of Cash Flows for the six
               months ended June 30, 1996 and 1995

               Notes to Consolidated Financial Statements

     Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations



Part II Other Information

     Item 3 - Exhibit - Statement Regarding Computation of Net Income
           Per Share

          Signatures

SOUTHERN PACIFIC FUNDING CORPORATION
BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  June 30,  December 31,
                                                  1996      1995
                                                  --------- ------------
                                                  (Unaudited)
ASSETS
Cash                                              $1,948    $0
Loans held for sale                               115,446   80,263
Loans held under repurchase agreement                  0         12,801
Interest-only and residual certificates           40,749    25,659
Accrued interest receivable                            1,307          977
Premises and equipment, net                            2,112          422
Other assets                                      1,800          283
                                                  --------- ----------
Total assets                                      $163,362  $120,405
                                                  --------- ----------
                                                  --------- ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Bank Overdraft                                    $0        $620
Discounted recourse liability                     4,751          3,190
Borrowings under warehouse lines of credit             78,170    96,130
Borrowings from SPTL                                   0         2,758
Due to affiliates                                 1,967          1,585
Income taxes payable                                   9,539          3,233
Other liabilities                                 2,042          0
                                                  --------- ---------
Total liabilities                                 96,469    107,516

Shareholders' equity:
Preferred stock, $.01 par value,
     5,000,000 share authorized; none issued or
     outstanding at June 30, 1996 and
     December 31, 1995                                 0         0
Common stock, no par value,
     50,000,000 shares authorized; 13,825,000
     issued and outstanding at June 30, 1996
     and 10,375,000 at December 31, 1995               53,839    0
Contributed capital                               250       790
Retained earnings                                 12,804    12,099
                                                  --------- --------
Total shareholders' equity                             66,893    12,889
                                                  --------- --------
Total liabilities and shareholders' equity             $163,362  $120,405
                                                  --------- --------
                                                  --------- --------

See accompanying notes to financial statements

SOUTHERN PACIFIC FUNDING CORPORATION
INCOME STATEMENT
(DOLLARS IN THOUSANDS,EXCEPT PER SHARE DATA)
(UNAUDITED)

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                   ------------------  -----------------
                                   1996      1995      1996      1995
                                   -----          -------   -----          -----
- --

Revenue:
Gains on sales of loans            $11,480   $3,960    $20,788   $6,993
Interest income                         2,302          1,180          4,970
1,967
                                   --------  -------   --------  -------
Total revenue                      13,782    5,140          25,758    8,960
                                   --------  -------   --------  -------
Expenses:

Interest on borrowings from
     SPTL and ICII                 145       519       259       895
Interest on other borrowings       1,616          282       3,106          282
Personnel and commission expense        2,222          980       4,105
1,603
General and administrative expense 1,080          800       1,939          873
                                   -------   ------    -------   --------
Total expenses                     5,063          2,581          9,409
3,653
                                   -------   ------    -------   --------
Income before taxes                8,719          2,559          16,349    5,307
Income taxes                       3,711          1,062          6,954
2,203
                                   -------   ------    -------   --------
Net income                              $5,008    $1,497    $9,395    $3,104
                                   -------   ------    -------   ---------
                                   -------   ------    -------   ---------
Net income per share                    $0.44          $0.14          $0.84
$0.30
                                   -------   ------    -------   ---------
                                   -------   ------    -------   ---------
Weighted average number of shares
     outstanding                        11,470    10,375    11,181    10,375
                                   -------   -------   -------   ---------
                                   -------   -------   -------   ---------


See accompanying notes to financial statements.

SOUTHERN PACIFIC FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                        SIX MONTHS ENDED
                                                  JUNE 30,
                                        -----------------
                                        1996      1995
                                        ------    -----
Cash flows from operating activities:
Net earnings                            $9,395    $3,104
Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
Depreciation                            208       26
Discounted recourse liability           2,873          610
Net changes in:
Mortgage loans held for sale            (36,019)  (32,610)
Loans held under repurchase agreement        12,801    0
Accrued interest receivable                  (330)          (736)
Other assets                            (1,517)   (8)
Income taxes payable                         6,306          0
Other liabilities                       2,042          524

Net cash provided by (used in)               -------   -------
     operating activities                    (4,241)   (29,090)
                                        -------   --------
Cash flows from investing activities:
Net change in interest only and
     residual certificates                   (27,614)  (8,784)
Purchases of premises and equipment          (1,898)   (49)
                                        --------  --------
Net cash used in investing activities        (29,512)  (8,833)
                                        --------  --------
Cash flows from fianacing activities:
Net changes in:
Borrowings under warehouse lines of credit  (17,960)   27,728
Borrowings from SPTL                         322       9,589
Due to affiliates                       382       2,941
Bank overdraft                          (620)          0
Contribution transaction                (262)          0
Proceeds from issuance of common stock       53,839    0
Net cash provided by (used in)               --------  --------
     financing activities                    35,701    40,258
                                        --------  --------
Net change in cash                      1,948          2,335
Cash at beginning of period                  0         250
                                        --------  --------
Cash at end of period                        $1,948    $2,585
                                        --------  --------
                                        --------  --------

See accompanying notes to financial statement

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, contingent assets and liabilities and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.


NOTE B - LOANS HELD UNDER REPURCHASE AGREEMENT

     In September 1995, the Company entered into an agreement to acquire certain mortgage loans under a master repurchase agreement with a financial institution. The Company advances the financial institution 98% of the outstanding principal balance of a loan, and all rights (including title) are transferred to the Company under the repurchase agreement. In the event that the financial institution defaults on its obligations under the repurchase agreement, the Company could receive less than its cost basis on the sale of the loans to another party. This risk is offset by the requirement that the financial institution maintain at all times a margin account for the Company equal to 102% of the value of the loans underlying the repurchase agreement.

At June 30, 1996 and December 31, 1995 the Company held $0 and $12,800,565, respectively, in loans under repurchase agreements which were scheduled to mature within 60 days. The maximum amount of loans held under repurchase agreements with the financial institution during the the six months ended June 30, 1996 and the year ended December 31, 1995 was approximately $24,200,000 and $14,904,000, respectively, and the average amount held during the six months ended June 30, 1996 and the year ended December 31, 1995 was approximately $6,502,000 and $4,718,000, respectively.


NOTE C - HEDGING TRANSACTIONS

    The Company regularly securitizes and sells fixed and variable-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases has hedged its interest rate risk related to loans held for sale by selling U.S. Treasury securities short or in the forward market. The Company classifies these sales as hedges of specific loans held for sale. The gains or losses derived from these sales are deferred and recognized as an adjustment to gains on sale of loans when the loans are sold or securitized.

     As of June 30, 1996 and December 31, 1995, the Company has no open hedge positions. During 1995 the Company included a loss of $84,375 on a short sale of U.S. Treasury securities as part of gains on sales of loans. During the three months and six months ended June 30, 1996 the Company included a gain of $62,070 on a forward sale of U.S. Treasury Securities as part of gains on sale of loans.



NOTE D - THE CONTRIBUTION TRANSACTION

In October, 1994, Imperial Credit Industries, Inc. ("ICII") incorporated the Company as part of a strategic decision to form a separate subsidiary through which to operate Southern Pacific Thrift and Loan's ("SPTL") residential lending division. To further this strategy, in December 1994, ICII made a capital contribution of $250,000 to the Company in exchange for 100% of its outstanding capital stock, and in April 1995, ICII caused SPTL to contribute to the Company certain customer lists of SPTL's residential lending division relating to the ongoing operations of such division. In addition, in April 1995 all employees of SPTL's residential lending division became employees of the Company. SPTL retained all other assets and all liabilities related to the contributed operations including all residual interest generated in connection with securitizations effected by SPTL's residential lending division.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off balance sheet risk in the normal course of business. These financial instruments include agreements to fund fixed and variable-rate mortgage loans and loans in process. For agreements to fund fixed-rate loans, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. The Company controls the credit risk of its agreements to fund fixed and variable-rate loans through credit approvals, limits and monitoring procedures.

Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of June 30, 1996, the Company had agreements to fund loans of $21.3 million.

The Company uses pre-funding mechanisms in its securitizations both as a relatively inexpensive borrowing source, as well as to minimize its interest rate exposure. In a typical Company securitization transaction with a pre-funding account, investors purchase certificates with a higher aggregate principal balance than that of the mortgage loans transferred to the securitization trust on the closing date (such increment, the "Pre-funded Amount"). During the "Pre-funding Period" after the closing date, the Company sells mortgage loans to the trust which in turn pays for them with the Pre-funded Amount.

     The pre-funding mechanism effectively permits the Company during the Pre-funding Period to borrow from the certificate investors an amount equal to the Pre-funded Amount and pay the investors an interest rate equal to the certificate rate which is a lower rate than that at which the Company could borrow from its other funding sources. Furthermore, the Company fixes at the certificate rate the pricing at which it can sell an amount (equal to the Pre-funded Amount) of its mortgage loans, thereby insulating the Company during the Pre-funding Period from risks associated with interest rate movement in the mortgage loan purchase market to which it would be exposed if it were forced to hold the mortgage loans during such period. At June 30, 1996, the Company had a Pre-funded Amount of $40 million.

     The Company relies upon short-term warehouse facilities to fund loan originations and purchases. In November 1995, the Company entered into a warehouse and purchase facility (the "Facility") with Lehman Commercial Paper, Inc. Under the Facility, the Company has available a $200 million warehouse line of credit secured by the loans the Company originates or purchases. The Facility is guaranteed by ICII and extends through April 1, 1997. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the Facility. Such covenants include restrictions on
(i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the Facility, (ii) selling any asset other than in the ordinary course of business and (iii) guaranteeing the debt obligation of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements and the guarantee provided by ICII.

NOTE F - SHAREHOLDERS' EQUITY

In June, 1996, the Company sold 3,450,000 shares of common stock for $17 per share, the net proceeds of which amount to $53,839,000 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

June 30, 1996

     The Company is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds to consolidate and refinance debt, finance home improvements and fund educational expenses. The Company originates loans through its Wholesale Division and recently formed Retail/Telemarketing Division and purchases loans through its Bulk Purchase Program and Institutional Division.

     The Company's primary source of revenue is the recognition of gains from the sale of senior interests in loans through securitizations. The Company recognizes gain from the sale of senior interests as the excess of the net proceeds received on the sale and the present value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans and a provision for credit losses. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.


Results of Operations

     Quarter ended June 30, 1996 compared to quarter ended June 30, 1995

     Total revenue increased $8.6 million or 168% to $13.8 million for the quarter ended June 30, 1996 from $5.1 million in the quarter ended June 30, 1995. During the same period, the Company's total expenses increased $2.5 million or 96% to $5.1 million from $2.6 million. As a result, the Company's net earnings increased $3.5 million or 234% to $5.0 million for the quarter ended June 30, 1996 from $1.5 million for the quarter ended June 30, 1995.

     Total revenue increased $8.6 million or 168% to $13.8 million for the quarter ended June 30, 1996 from $5.1 million for the quarter ended June 30, 1995. The increase in revenue was primarily the result of increased gain on sale on loan securitizations and interest income on loans held for sale resulting from increased loan originations resulting from the expansion of the Company's Wholesale Division.

     Gains on sales of loans increased $7.5 million or 190% to $11.5 million for the quarter ended June 30, 1996 from $3.9 million for the quarter ended June 30, 1995. This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans carried over from the previous quarter which resulted in a higher level of loan securitizations. During the quarter ended June 30, 1996, loan originations increased $49.1 million or 71% to $118.4 million compared to $69.2 million in the comparable period in 1995 and bulk purchases of loans in the amount of $58.3 million during the quarter ended June 30, 1996 compared to $4.3 million in the comparable period in 1995. As a result, total loan originations and purchases increased $103.2 million or 140% to $176.7 million in the quarter ended June 30, 1996 from $73.5 million in the comparable period in 1995. Total loans of $130.6 million were securitized in the quarter ended June 30, 1996 compared to $46.1 million of loans sold or securitized during the comparable period in 1995, with a weighted average gain on securitization of 8.75% and 8.79%, respectively.


     Gains on sales of loans also increased as a result of the Company's loans and lease securitizations, which contributed gains on sales of loans of $1.2 and $0.2 million for the quarter ending June 30, 1996 and 1995 respectively, from the accretion of residual interests.

     Interest income increased $1.1 million or 95% to $2.3 million for the quarter ended June 30, 1996 from $1.2 million for the quarter ended June 30, 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1996 resulting from increased loan originations during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

    Total expenses increased $2.5 million or 96% to $5.1 million for the quarter ended June 30, 1996 from $2.6 million in the quarter ended June 30, 1995. The increase in expenses was primarily the result of increased interest expense on loans held for sale, additional personnel for the Wholesale Division, added selling expenses and higher operating expenses related to increased loan origination and purchase volume during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

     Interest expense increased $1.0 million or 120% to $1.8 million for the quarter ended June 30, 1996 from $0.8 million in the quarter ended June 30, 1995. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale during the quarter ended June 30, 1996 resulting from increased loan origination and purchase volume during the period, a higher balance of loans held for sale at the beginning of the period and a longer holding period for such loans.

     Personnel and commission expense increased $1.2 million or 127% to $2.2 million for the quarter ended June 30, 1996 from $1.0 million for the quarter ended June 30, 1995. The increase in personnel and commission expense was primarily due to increased staffing levels related to the Wholesale Division's growth, increased loan originations and an increase in administrative positions. As of June 30, 1996, the Company operated 13 offices and employed 175 persons as compared to operating eight offices and employing 86 persons as of June 30, 1995.

    General and administrative expense, which consists primarily of occupancy, supplies and other operating expenses, increased $0.3 million or 35% to $1.1 million for the quarter ended June 30, 1996 from $0.8 million for the quarter ended June 30, 1995. The increase in general and administrative expense was primarily due to expenses incurred in association with the increase in the number of offices to 13 at June 30, 1996 from eight at June 30, 1995 and increased loan origination and purchase volume.



Results of Operations

     Six months ended June 30, 1996 compared to six months ended June 30, 1995

     Total revenue increased $16.8 million or 187% to $25.8 million for the six months ended June 30, 1996 from $9.0 million in the six months ended June 30, 1995. During the same period, the Company's total expenses increased $5.8 million or 158% to $9.4 million from $3.7 million. As a result, the Company's net earnings increased $6.3 million or 203% to $9.4 million for the six months ended June 30, 1996 from $3.1 million for the six months ended June 30, 1995.

     Total revenue increased $16.8 million or 187% to $25.8 million for the six months ended June 30, 1996 from $9.0 million for the six months ended June 30, 1995. The increase in revenue was primarily the result of increased gain on sales of loans and increased interest income due to higher loan originations and securitizations.

     Gains on sales of loans increased $13.8 million or 197% to $20.8 million for the six months ended June 30, 1996 from $7.0 million for the six months ended June 30, 1995. This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans at the beginning of the period which resulted in a higher level of loan securitization. During the six months ended June 30, 1996, loan originations increased $83.7 million or 74% to $197.2 million compared to $113.5 million in the comparable period in 1995 and bulk purchases of loans in the amount of $62.6 million during the six months ended June 30, 1996 compared to $14.5 million in the comparable period in 1995. As a result, total loan originations and purchases increased $131.8 million or 103% to $259.8 million in the six months ended June 30, 1996 from $128.0 million in the comparable period in 1995. Total loans of $229.7 million were securitized in the six months ended June 30, 1996 compared to $46.1 million of loans sold or securitized during the comparable period in 1995, with a weighted average gain on securitization of 9.27% and 8.79%, respectively.


     Gains on sales of loans also increased as a result of the Company's loans and lease securitizations, which contributed gains on sales of loans of $1.9 and $0.4 million for the six months ending June 30, 1996 and 1995 respectively, from the accretion of residual interests.


     Interest income increased $3.0 million or 153% to $5.0 million for the six months ended June 30, 1996 from $2.0 million for the six months ended June 30, 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1996 resulting from the increased loan origination and purchase volume and a higher balance of loans held for sale at the beginning of the period during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

    Total expenses increased $5.8 million or 158% to $9.4 million for the six months ended June 30, 1996 from $3.7 million in the six months ended June 30, 1995. The increase in expenses was primarily the result of increased interest expense on loans held for sale, additional personnel for the Wholesale Division, added selling expenses and higher operating expenses related to increased loan origination and purchase volume during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Interest expense increased $2.2 million or 186% to $3.4 million for the six months ended June 30, 1996 from $1.2 million in the six months ended June 30, 1995. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale during the six months ended June 30, 1996 resulting from increased loan origination and purchase volume during the period and a higher balance of loans held for sale at the beginning of the period.

     Personnel and commission expense increased $2.5 million or 156% to $4.1 million for the six months ended June 30, 1996 from $1.6 million for the six months ended June 30, 1995. The increase in personnel and commission expense was primarily due to increased staffing levels related to the Wholesale Division's growth, increased loan originations and an increase in administrative positions. As of June 30, 1996, the Company operated 13 offices and employed 175 persons as compared to operating eight offices and employing 86 persons as of June 30, 1995.

    General and administrative expense, which consists primarily of occupancy, supplies and other operating expenses, increased $1.1 million or 122% to $1.9 million for the six months ended June 30, 1996 from $0.9 million for the six months ended June 30, 1995. The increase in general and administrative expense was primarily due to expenses incurred in association with the increase in the number of offices to 13 at June 30, 1996 from eight at June 30, 1995 and increased loan origination and purchase volume.

Liquidity and Capital Resources

     The Company's primary operating cash requirements include the funding or payment of: (i) loan originations and purchases; (ii) investments in interest-only and residual certificates; (iii) fees, expenses and collateral requirements incurred in connection with securitizations; (iv) interest expense incurred on borrowings under its warehouse facilities and prefunding arrangements: (v) income taxes; (vi) capital expenditures; and (vii) other operating and administrative expenses. The Company generates cash flow from loans sold through securitizations, interest income on loans held for sale and borrowings from its warehouse facilities. In addition, due to the growth of its business, the Company anticipates that from time to time it will need to access the capital markets for additional debt and equity financing to meet the cash requirements of its operating activities.

    The Company relies upon short-term warehouse facilities and loan sales through securitizations to continue to fund loan originations and purchases. In November 1995, the Company entered into a warehouse and purchase facility with Lehman Commercial Paper, Inc. Under this Facility, the Company has available a $200 million warehouse line of facility secured by the loans the Company originates or purchases. The Facility is guaranteed by ICII and extends through April 1, 1997. The Company is required to comply with various operating and financial covenants as defined in the agreements governing the Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the Facility, (ii) selling any asset other than in the ordinary course of business and (iii) guaranteeing the debt obligation of any other entity. The continued availability of funds provided to the Company under the Facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements and the guarantee provided by ICII.

     Total loans of $229.7 million were securitized in the six months ended June 30, 1996 compared to $46.1 million of loans sold or securitized during the comparable period in 1995, with a weighted average gain on securitization of 9.27% and 8.79% respectively.
The Company expects to continue to depend on its ability to securitize loans in the secondary market. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at current or increased levels. In addition, in order to gain access to the securitization market, the Company has relied on credit enhancements provided by monoline insurance carriers to guarantee senior interest in the related securitization trusts to enable it to obtain an "AAA/Aaa" rating for such interests. Unwillingness of insurance companies to guarantee senior interest in the Company's loan pools could have a material adverse effect on the Company's results of operations and financial condition.

     The Company will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates in the loans sold. The use of cash in excess of cash generated was primarily the result of the ongoing cash requirements of the Company's operations and the sale of loans through securitizations and the resulting investment in interest-only and residual certificates. The Company has historically invested its entire gain on securitization in the related interest-only and residual certificates resulting in negligible immediate cash flow from the securitization to the Company.

The Company believes that the net proceeds of their Initial Public Offering will be sufficient to fund the Company's liquidity requirements for approximately 12 months if the Company were to maintain its operations at current levels. The Company expects, however, to continue its expansion through its Wholesale Division, Bulk Purchase Program, Institutional Division and Retail/Telemarketing Division. Consequently, the Company anticipates that it will need to arrange for additional cash resources prior to the end of 1996 through debt or equity financing or bank borrowings. The Company has no commitments for additional bank borrowings or additional debt or equity and there can be no assurance that the Company will be successful in consummating any such financing transaction in the future on terms that the Company would consider favorable, if at all.

Services Agreement

     The Company has been historically allocated expenses of various administrative services provided by ICII and SPTL. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocation of expenses which are included as part of personnel and commission expense and general and administrative expenses for the six months ended June 30,1995 and 1996 was $128,000 and $291,622 respectively.

    The Company and ICII have entered into a services agreement under which ICII will continue to provide various services to the Company, including certain human resource functions and certain data processing functions. Under the Services Agreement, ICII will charge the Company fees, based upon usage, for each of the services which the Company requests and ICII provides under the Services Agreement. The Services Agreement will have an initial term that ends on December 31, 1996 and is renewable annually thereafter. The Company may terminate the Services Agreement, in whole or in part, upon one month's written notice. As part of the services to be provided under the Services Agreement, ICII will provide the Company with insurance programs, including health insurance. The charge to the Company for coverage will be based upon a pro rata portion of the costs to ICII for the various policies. Management believes that the terms of the Services Agreement are as favorable to the Company as could be obtained from independent third parties and further believes that the level of fees under the Services Agreement will not be materially higher than the allocated costs for such services reflected on the Company's statement of income.










































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)        SOUTHERN PACIFIC FUNDING CORPORATION
BY (SIGNATURE)      /s/ Robert W. Howard
(NAME AND TITLE)         Robert W. Howard,President and Chief Executive Officer
(DATE)              August 13, 1996

BY (SIGNATURE)      /s/ Gary A. Palmer
(NAME AND TITLE)         Gary A. Palmer, Chief Financial Officer
(DATE)              August 13, 1996












































EXHIBIT INDEX


EXHIBIT                       METHOD OF FILING
- -------                       ----------------


11.  Schedule of Computation
     of Per Share Earnings         Filed herewith electronically

27.  Financial Data Schedules Filed herewith electronically












































PART II OTHER INFORMATION
ITEM 6 EXHIBIT

SOUTHERN PACIFIC FUNDING CORPORATION
STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
(UNAUDITED)


                              Three months ended  Six months ended
                              June 30,            June 30,
                              ------------------- -----------------
                              1996      1995      1996      1995
                              ----      ----      ----      ----

Fully diluted net income
     per share:

Net income                         $5,007,591     $1,496,689     $9,395,461
3,104,443

Avg. number of shares
     outstanding              10,950,000     10,375,000     10,662,500
10,375,000

Net effect of dilutive stock options-
     Based on treasury stock
     method using average market
     price                         519,804   0         518,862   0
                              ----------     ----------     ----------     -----
- -----
Total average shares               11,469,804     10,375,000     11,181,362
10,375,000

Fully diluted net income per
     share                         $0.44          $0.14          $0.84
$0.30
                              ------    ------    ------    ------
                              ------    ------    ------    ------




















[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BLANCE SHEETS AND STATEMENTS OF INCOME FOUND ON PAGES 3 AND 4 OF THE COMPANY'S FORM 10-Q FOR THE YEAR-TO-DATE, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]            6-MOS
[FISCAL-YEAR-END]                  DEC-31-1995
[PERIOD-START]                     JAN-01-1996
[PERIOD-END]                       JUN-30-1996
[CASH]                             1,948
[SECURITIES]                       0
[RECEIVABLES]                      0
[ALLOWANCES]                       0
[INVENTORY]                        0
<CURRENT ASSETS>                        159,302
[PP&E]                             2,330
[DEPRECIATION]                     218
[TOTAL-ASSETS]                     163,362
[CURRENT-LIABILITIES]                   96,469
[BONDS]                            0
[COMMON]                           53,839
[PREFERRED-MANDATORY]                   0
[PREFERRED]                        0
[OTHER-SE]                              13,054
[TOTAL-LIABILITY-AND-EQUITY]       163,362
[SALES]                            25,758
<TOTAL REVENUES>                        25,758
[CGS]                                   0
[TOTAL-COSTS]                      0
[OTHER-EXPENSES]                        6,044
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                 3,365
[INCOME-PRETAX]                         16,349
[INCOME-TAX]                       6,954
[INCOME-CONTINUING]                9,395
[DISCONTINUED]                     0
[EXTRAORDINARY]                         0
[CHANGES]                          0
[NET-INCOME]                       9,395
[EPS-PRIMARY]                      .88
[EPS-DILUTED]                      .84