Form 10-Q
period 1996-09-30
SOUTHERN PACIFIC FUNDING CORP
filed 1996-11-14
CIK 1011836

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1996
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number

1-11785

SOUTHERN PACIFIC FUNDING CORPORATION
(Exact name of registrant as specified in its charter)


        California                                           33-0636924
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Centerpointe Drive, Suite 500, Lake Oswego, OR                        97035
(Address of principal executive offices)
(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996: 13,825,000 shares.

SOUTHERN PACIFIC FUNDING CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1996


Table of Contents                                               Page

Part I  Financial Information

      Item 1 - Financial Statements

      Balance Sheet at September 30, 1996 and
      December 31, 1995                                         2

      Statements of Income for the three months ended
      September 30, 1996 and 1995 and for the nine
      months ended September 30, 1996 and 1995                  3

      Statements of Cash Flows for the nine
      months ended September 30, 1996 and 1995                  4

      Notes to Consolidated Financial Statements                5 - 7

      Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations             8 - 16



Part II Other Information

      Item 3 - Exhibit - Statement Regarding Computation of
      of Net Income Per Share                                   17

      Signatures                                                18

SOUTHERN PACIFIC FUNDING CORPORATION
BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        September 30,           December 31,
                                                        1996                    1995
                                                        -----------------       -------------
                                                        (Unaudited)
ASSETS
Cash                                                    $12,847                 $0
Loans held for sale                                     157,953                 80,264
Loans held under repurchase agreement                   0                       12,801
Interest-only and residual certificates                 65,088                  25,659
Accrued interest receivable                             960                     977
Premises and equipment, net                             2,215                   422
Other assets                                            2,301                   284
                                                        ---------               ----------
Total Assets                                            $241,364                $120,406
                                                        ========                ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Bank Overdraft                                          $0                      $620
Discounted recourse liability                           6,235                   3,190
Borrowings under warehouse lines of credit              141,078                 96,130
Borrowings from SPTL                                    0                       2,758
Due to affiliates                                       0                       1,585
Income taxes payable                                    0                       3,234
Other liabilities                                       19,020                  0
                                                        -------                 -------
Total liabilities                                       166,333                 107,517

Shareholders' equity:
Preferred stock, $.01 par value,
        5,000,000 shares authorized; none issued or
        outstanding at September 30, 1996 and
        December 31, 1995                               0                       0
Common stock, no par value,
        50,000,000 shares authorized; 13,825,000
        issued and outstanding at September 30,
        1996 and 10,375,000 at December 31,
        1995                                            53,758                  0
Contributed capital                                     250                     790
Retained earnings                                       21,023                  12,099
                                                        -------                 -------
Total shareholders' equity                              75,031                  12,889
                                                        --------                -------
Total liabilities and shareholders' equity              $241,364                120,406
                                                        ========                =======

See accompanying notes to financial statements.

SOUTHERN PACIFIC FUNDING CORPORATION
INCOME STATEMENT
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)




                                                Three months ended         Nine months ended
                                                September 30,              September 30,
                                                ------------------         ------------------
                                                1996          1995         1996          1995
                                                ----          ----         ----          ----
Revenue:
Gains on sales of loans                         $17,639       $7,346       $38,426       $14,338
Interest income                                 3,359         1,091        8,326          3,058
                                                --------      ------       --------      ------
Total revenue                                   20,998        8,437        46,752        17,396
                                                --------      ------       --------      ------
Expenses:

Interest on borrowings                          1,391         1,084        4,756         2,262
Personnel and commission expense                3,293         1,152        7,398         2,755
General and administrative expense              2,020         448          3,955         1,321
                                                -----         -----        ------        -----
Total expenses                                  6,704         2,684        16,109        6,338
                                                -----         -----        ------        -----
Income before taxes                             14,294        5,753        30,643        11,059
Income taxes                                    6,075         2,388        13,029        4,589
                                                -------       ------       -------       ------
Net Income                                      $8,219        $3,365       $17,614       $6,469
                                                =======       ======       =======       ======
Net income per share                            $0.56         $0.32        $1.39         $0.62
                                                =======       ======       =======       ======
Weighted average number of shares
        outstanding                             14,755        10,375       12,658       10,375
                                                ======        ======       ======       =======

See accompanying notes to financial statements.

SOUTHERN PACIFIC FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                        Six months ended
                                                        September 30,
                                                        --------------------
                                                        1996            1995
                                                        ----            ----
Cash flows from operating activities:
Net earnings                                            $17,614         $6,469
Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities:
Depreciation                                            376             40
Discounted recourse liability                           4,357           1,987
Net changes in:
Mortgage loans held for sale                            (78,527)        (31,959)
Loans held under repurchase agreement                   12,801          (14,787)
Accrued interest receivable                             17              (226)
Other assets                                            (2017)          (239)
Income taxes payable                                    (3,233)         (46)
Other liabilities                                       19,020          2,503
                                                        --------        --------
Net cash provided by (used in)
        operating activities                            (29,592)        (36,258)
                                                        --------        ---------
Cash flows from investing activities:
Net change in interest only and
        residual certificates                           (51,953)        (16,704)
Purchases of premises and equipment                     (2,170)         (89)
                                                        --------        ---------
Net cash used in investing activities                   (54,123)        (16,793)
                                                        --------        ---------
Cash flows from financing activities:
Net changes in:
Borrowings under warehouse lines of credit              44,948          60,420
Borrowings from SPTL                                    322             (15,699)
Due to affiliates                                       (1,585)         7,768
Bank overdraft                                          (882)           312
Proceeds from issuance of common stock                  53,758          0
                                                        -------         -------
Net cash provided by (used in)
        financing activities                            96,561          52,801
                                                        -------         --------
Net change in cash                                      12,846          (250)
Cash at beginning of period                             0               250
                                                        -------         --------
Cash at end of period                                   $12,846         $0
                                                        =======         ========

See accompanying notes to financial statement

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the Company's Initial Registration on Form S-1.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, contingent assets and liabilities and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.


NOTE B - LOANS HELD UNDER REPURCHASE AGREEMENT

In September 1995, the Company entered into an agreement to acquire certain mortgage loans under a master repurchase agreement with a financial institution. The Company advanced the financial institution 98% of the outstanding principal balance of a loan, and all rights (including title) were transferred to the Company under the repurchase agreement.

At September 30, 1996 and December 31, 1995 the Company held $0 and $12,800,565, respectively, in loans under repurchase agreements which were scheduled to mature within 60 days. The maximum amount of loans held under repurchase agreements with the financial institution during the nine months ended September 30, 1996 and the year ended December 31, 1995 was approximately $24,200,000 and $14,904,000, respectively, and the average amount held during the nine months ended September 30, 1996 and the year ended December 31, 1995 was approximately $4,334,667 and $4,718,000, respectively.


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

As of September 30, 1996 and December 31, 1995, the Company had open hedge positions of $23.9 million and $0 respectively. During 1995 the Company included a loss of $84,375 on forward sales of U.S. Treasury securities as part of gains on sales of loans. During the three months and nine months ended September 30, 1996 the Company included a loss of $51,547 and a gain of $10,523 respectively on forward sales of U.S. Treasury Securities as part of gains on sale of loans.

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

The pre-funding mechanism effectively permits the Company during the Pre-funding Period to borrow from the certificate investors an amount equal to the Pre-funded Amount and pay the investors an interest rate equal to the certificate rate, which is a lower rate than that at which the Company could borrow from its other funding sources. Furthermore, the Company fixes at the certificate rate the pricing at which it can sell an amount (equal to the Pre-funded Amount) of its mortgage loans, thereby insulating the Company during the Pre-funding Period from risks associated with interest rate movement in the mortgage loan purchase market to which it would be exposed if it were forced to hold the mortgage loans during such period. At September 30, 1996, the Company had a Pre-funded Amount of $49.9 million.


NOTE D - COMMITMENTS AND CONTINGENCIES

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

Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of September 30, 1996, the Company had agreements to fund loans of $28.6 million.

Financial Condition

September 30, 1996

The Company is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the proceeds to consolidate and refinance debt, finance home improvements and fund educational expenses. The Company originates loans through its Wholesale Division and recently formed Retail/Telemarketing Division and purchases loans through its Correspondent Program and Institutional Division.

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

Results of Operations


Quarter ended September 30, 1996 compared to quarter ended September 30, 1995


Total revenue increased $12.6 million or 149% to $21.0 million for the quarter ended September 30, 1996 from $8.5 million in the quarter ended September 30, 1995. During the same period, the Company's total expenses increased $7.7 million or 152% to $12.8 million from $5.1 million. As a result, the Company's net earnings increased $4.9 million or 144% to $8.2 million for the quarter ended September 30, 1996 from $3.4 million for the quarter ended September 30, 1995.

Total revenue increased $12.6 million or 149% to $21.0 million for the quarter ended September 30, 1996 from $8.5 million for the quarter ended September 30, 1995. The increase in revenue was primarily the result of increased gain on sale on loan securitization and interest income on loans held for sale resulting from increased loan originations resulting from the expansion of the Company's Wholesale Division.

Gains on sales of loans increased $8.3 million or 121% to $15.2 million for the quarter ended September 30, 1996 from $6.9 million for the quarter ended September 30, 1995.

This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans carried over from the previous quarter which resulted in a higher level of loan securitizations. During the quarter ended September 30, 1996, wholesale division loan originations increased $66.5 million or 81% to $148.5 million compared to $82.1 million in the comparable period in 1995, bulk purchases of loans increased $73.6 million to $77.3 million during the quarter ended September 30, 1996 compared to $3.7 million in the comparable period in 1995, retail/telemarketing division loan originations increased to $0.3 million during the quarter ended September 30, 1996 from $0 million in the comparable period in 1995 and institutional loan division originations increased to $4.2 million during the quarter ended September 30, 1996 from $0 million in the comparable period in 1995. As a result, total loan originations and purchases increased $144.5 million or 168.8% to $230.3 million in the quarter ended September 30, 1996 from $85.8 million in the comparable period in 1995. The Company sold $189.4 million of mortgage loans to securitization trusts in the quarter ended September 30, 1996 compared to $62.1 million of loans sold during the comparable period in 1995, with a weighted average gain on securitization of 8.1% and 11.8%, respectively.

Miscellaneous income, included in gains on sales of loans, increased $2.0 million or 451% to $2.4 million for $0.4 million for the quarter ended September 30, 1995. The increase was primarily the result of a $1.4 million or 350% increase in securities valuation adjustments on interest-only and residual certificates of $1.8 million and $0.4 million for the quarter ended September 30, 1996 and 1995 respectively, resulting from a higher balance of interest-only and residual certificates at the beginning of the period.

Interest income increased $2.3 million or 208% to $3.4 million for the quarter ended September 30, 1996 from $1.1 million for the quarter ended September 30, 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale resulting from increased loan originations during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Total expenses increased $7.7 million or 152% to $12.8 million for the quarter ended September 30, 1996 from $5.1 million in the quarter ended September 30, 1995. The increase in expenses was primarily the result of increased interest expenses on loans held for sale, additional personnel, added selling expenses and higher operating expenses related to increased loan origination and purchase volume during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Interest expense increase $0.3 million or 28% to $1.4 million for the quarter ended September 30, 1996 from $1.1 million in the quarter ended September 30, 1995. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale during the quarter ended September 30, 1996 resulting from increased loan origination and purchase volume during the period, a higher balance of loans held for sale at the beginning of the period and a longer holding period for such loans.

Personnel and commission expense increased $2.1 million or 186% to $3.3 million for the quarter ended September 30, 1996 from $1.2 million for the quarter ended September 30, 1995. The increase in personnel and commission expense was primarily due to increased staffing levels related to the Wholesale Division's growth, increased loan originations and an increase in administrative positions.

As of September 30, 1996, the Company operated 15 offices and employed 217 persons as compared to eight offices and employing 89 persons as of September 30, 1995.

General and administrative expense, which consists primarily of occupancy, supplies and other operating expenses, increased $1.6 million or 351% to $2.0 million for the quarter ended September 30, 1996 from $0.4 million for the quarter ended September 30, 1995. The increase in general and administrative expense was primarily due to expenses incurred in association with the increase in the number of offices to 15 at September 30, 1996 from eight at September 30, 1995 and increased loan origination and purchase volume.


Results of Operations

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Total revenue increased $29.4 million or 169% to $46.8 million for the nine months ended September 30, 1996 from $17.4 million in the nine months ended September 30, 1995. During the same period, the Company's total expenses increased $18.3 million or 168% to $29.2 from $10.9 million. As a result, the Company's net earnings increased $11.1 million or 172% to $17.6 million for the nine months ended September 30, 1996 from $6.5 million for the nine months ended September 30, 1995.

Total revenue increased $29.4 million or 169% to $46.8 million for the nine months ended September 30, 1996 from $17.4 million for the nine months ended September 30, 1995. The increase in revenue was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations and securitizations.

Gains on sales of loans increased $20.7 million or 154% to $34.1 million for the nine months ended September 30, 1996 from $13.4 million for the nine months ended September 30, 1995. This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans at the beginning of the period which resulted in a higher level of loan securitization. During the nine months ended September 30, 1996, wholesale division loan originations increased $150 million or 77% to $345.6 million compared to $195.6 million in the comparable period in 1995, bulk purchases of loans increased $112.4 million to $130.6 million during the nine months ended September 30, 1996 compared to $18.2 million in the comparable period in 1995, retail/telemarketing division loan originations increased to $0.3 million during the nine months ended September 30, 1996 from $0 million in the comparable period in 1995 and institutional division loan originations increased to $13.7 million during the nine months ended September 30, 1996 from $0 million in the comparable period in 1995. As a result, total loan originations and purchases increased $276.4 million or 129% to $490.2 million in the nine months ended September 30, 1996 from $213.8 million in the comparable period in 1995. The Company sold $422.4 million of mortgage loans to securitization trusts in the nine months ended September 30, 1996 compared to $134.6 million of loans sold during the comparable period in 1995, with a weighted average gain on securitization of 8.1% and 10.0% respectively.

Miscellaneous income, included in gains on sales of loans, increased $3.4 million or 390% to from $0.9 million for the nine months ended September 30, 1995. The increase was primarily the result of a $2.8 million or 311% increase in securities valuation adjustments on interest-only and residual certificates of $3.7 million and $0.9 million for the nine months ended September 30, 1996 and 1995 respectively, resulting from a higher balance of interest-only and residual certificates at the beginning of the period.

Interest income increased $5.3 million or 172% to $8.3 million for the nine months ended September 30, 1996 from $3.1 million for the nine months ended September 30, 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1996 resulting from the increased loan origination and purchase volume and a higher balance of loans held for sale at the beginning of the period during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Total expenses increased $18.3 million or 168% to $29.2 million for the nine months ended September 30, 1996 from $10.9 million in the nine months ended September 30, 1995. The increase in expenses was primarily the result of increased interest expense on loans held for sale, additional personnel for the Wholesale Division, added selling expenses and higher operating expenses related to increased loan origination and purchase volume during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Interest expense increased $2.5 million or 110% to $4.8 million for the nine months ended September 30, 1996 from $2.3 million in the nine months ended September 30, 1995. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale during the nine months ended September 30, 1996 resulting from increased loan origination and purchase volume during the period and a higher balance of loans held for sale at the beginning of the period.

Personnel and commission expense increased $4.6 million or 169% to $7.4 million for the nine months ended September 30, 1996 from $2.8 million for the nine months ended September 30, 1995. The increase in personnel and commission expense was primarily due to increased staffing levels related to the Wholesale Division's growth, increased loan originations and an increase in administrative positions. As of September 30, 1996, the Company operated 15 offices and employed 217 persons as compared to operating eight offices and employing 89 persons as of September 30, 1995.

General and administrative expense, which consists primarily of occupancy, supplies and other operating expenses, increased $2.6 million or 200% to $4.0 million for the nine months ended September 30, 1996 from $1.3 million for the nine months ended September 30, 1995. The increase in general and administrative expense was primarily due to expenses incurred in association with the number of offices to 15 at September 30, 1996 from eight at September 30, 1995 and increased loan origination and purchase volume.


Liquidity and Capital Resources

The Company's primary operating cash requirements include the funding or payment of: (i) loan originations and purchases; (ii) investments in interest-only and residual certificates; (iii) fees, expenses and collateral requirements incurred in connection with securitizations; (iv) interest expense incurred on borrowings under its warehouse facilities and prefunding arrangements; (v) income taxes; (vi) capital expenditures; and (vii) other operating and administrative expenses. The Company generates cash flow from loans old through securitizations, interest income on loans held for sale and borrowings from its warehouse facilities. In addition, due to the growth of its business, the Company anticipates that from time to time it will need to access the capital markets for additional debt and equity financing to meet the cash requirements of its operating activities.

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

In October 1996, the Company entered into a second warehouse facility with Morgan Stanley Mortgage Capital, Inc. (the "Second Facility"). Under the Second Facility the Company has available a $150 million warehouse line of credit secured by the loans the Company originates or purchases. The Second Facility is not guaranteed by ICII. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the Second Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the Facility, (ii) selling any asset other than in the ordinary course of business and (iii) guaranteeing the debt obligation of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements.


Cash Flows

Operating Activities In the nine months ended September 30, 1996, the Company's operating activities used cash of $78.5 million on a short-term basis to fund the increase in mortgage loans held for sale. Cash used in other operating activities decreased $6.7 million to $29.6 million for the nine months ended September 30, 1996 as compared to $36.3 for the nine months ended September 30, 1995. At September 30, 1996, total cash and cash equivalents on hand amounted to $12.8 million as compared to $0 million at September 30, 1995.

Investing Activities The primary investing activity for which cash was used during the nine months ended September 30, 1996 was the investment in interest only and residual certificates. Net cash used by investing activities increased to $54.1 million for the nine months September 30, 1996 from $16.8 million for the nine months ended September 30, 1995.

Financing Activities  Net cash provided by financing activities increased
$43.8 million to $96.6 million for the nine months ended September 30, 1996 as compared $52.8 million for the nine months ended September 30, 1995. The increase in net cash provided was primarily the result of $44.9 million increase in short-term borrowings by the Company during the nine months ended September 30, 1996 and $53.8 million from the issuance and sale of common stock.

Total loans of $422.4 million were securitized in the nine months ended September 30, 1996 compared to $134.6 million of loans sold or securitized during the comparable period in 1995. The Company expects to continue to depend on its ability to securitize loans in the secondary market. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities market generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at current or increased levels. In addition, in order to gain access to the securitization market, the Company has relied on credit enhancements provided by monoline insurance carriers to guarantee senior interest in the related securitization trusts to enable it to obtain an "AAA/Aaa" rating for such interests.

Unwillingness of insurance companies to guarantee senior interest in the Company's loan pools could have a material adverse effect on the Company's results of operations and financial condition.

The Company will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates in the loans sold. The use of cash in excess of cash generated was primarily the result of the ongoing cash requirements of the Company's operations and the sale of loans through securitizations and the resulting investments in interest-only and residual certificates. The Company has historically invested its entire gain on securitization in the related interest-only and residual certificates resulting in negligible immediate cash flow from such gain to the Company.

In November, 1996, the Company issued $75 million of 6.75% convertible subordinated debentures due 2006, convertible into shares of Common Stock of the Company, at any time prior to maturity, unless previously redeemed, at a conversion price of $35.70 per share (equivalent to a conversion rate of approximately 28.01 shares per $1,000 principal amount of Notes) subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after October 31, 1999, at predetermined redemption prices together with accrued and unpaid interest to the date fixed for redemption. The coupon at 6.75% per annum, is payable semi-annually on each April 15 and October 15, commencing April 15, 1997. The terms of the indenture governing the convertible subordinated debentures do not limit the incurrence of additional indebtedness by the Company, nor do they limit the Company's ability to make payments such as dividends.

The Company believes that the net proceeds of their convertible subordinated debentures will be sufficient to fund the Company's liquidity requirements for approximately 12 months if the Company were to maintain its operations at current levels. The Company's goal is to increase loan origination and purchase volume nationwide while maintaining quality customer service and consistent underwriting practices. The Company intends to achieve this goal by employing the following strategies: (i) continuing expansion of its Wholesale Division, (ii) increasing the volume and size of loan packages acquired through its Correspondent Program, (iii) entering into strategic alliances with selected mortgage lenders, (iv) expanding its Retail/Telemarketing Division and
(v) increasing its pull-through ratio, which is the ratio of loans ultimately funded to loans approved. Consequently, the Company anticipates that it may need to arrange for additional cash resources prior to the end of 1997 through debt or equity financing or bank borrowings.

Services Agreement

The Company has been historically allocated expenses of various administrative services provided by ICII and SPTL. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation. The allocation of expenses which are included as part of personnel and commission expense and general and administrative expenses for the nine months ended September 30, 1996 and 1995 was $343,922 and $155,290 respectively.

The Company and ICII have entered into a services agreement under which ICII will continue to provide various services to the Company, including certain human resource functions and certain data processing functions Under the Services Agreement, ICII will charge the Company fees, based upon usage, for each of the services which the Company requests and ICII provides under the Services Agreement. The Services Agreement will have an initial term that ends on December 31, 1996 and is renewable annually thereafter. The Company may terminate the Services Agreement, in whole or in part, upon one month's written notice. As a part of the services to be provided under the Services Agreement, ICII will provide the Company with insurance programs, including health insurance. The charge to the Company for coverage will be based upon a pro rata portion of the costs to ICII for the various policies. Management believe that the terms of the Services Agreement are as favorable to the Company as could be obtained from independent third parties and further believes that the level of fees under the Services Agreement will not be materially higher than the allocated costs for such services reflected on the Company's statement of income.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Southern Pacific Funding Corporation
                                                 (Registrant)



                                   By:/s/ Robert W. Howard
                                          Robert W. Howard
                                          President and
                                          Chief Executive Officer

                                   By:/s/ Gary A. Palmer
                                          Gary A. Palmer
                                          Chief Financial Officer

Dated:  November 13, 1996


Exhibit                                 Method of Filing
-------                                 ----------------


11.     Schedule of Computation
         of Per Share Earnings          Filed herewith electronically

27.     Financial Data Schedules        Filed herewith electronically


PART II OTHER INFORMATION
SOUTHERN PACIFIC FUNDING CORPORATION
STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
(UNAUDITED)



                                Three months ended              Nine months ended
                                September 30,                   September 30,
                                --------------------            --------------------
                                1996            1995            1996            1995
                                ----            ----            ----            ----


Fully diluted net income
        per share:

Net income                      $8,218,989      $3,364,932      $17,614,453     $6,469,374

Avg. Number of shares
        outstanding             13,825,000      10,375,000      11,835,584      10,375,000

Net effect of dilutive
        stock options-Based on
        treasury stock method
        using average market
        price                   930,304         0               822,231         0
                                ---------       ----------      -----------     ----------
Total average shares            14,755,304      10,375,000      12,657,815      10,375,000

Fully diluted net income per
        share                   $0.56           $0.32           $1.39           $0.62
                                ==========      ==========      ==========      ==========
