Form 10-K405
period 1996-12-31
SOUTHERN PACIFIC FUNDING CORP
filed 1997-03-28
CIK 1011836

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to  ______________________

                        COMMISSION FILE NUMBER: 1-11785

                     SOUTHERN PACIFIC FUNDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             33-0636924
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   ONE CENTERPOINTE DRIVE, SUITE 500                    97035
            LAKE OSWEGO, OR                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (503) 684-4700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                 6.75% CONVERTIBLE SUBORDINATED NOTES DUE 2006
                             (TITLE OF EACH CLASS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            NEW YORK STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO ____.

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  As of March 25, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $180,268,362 based on the closing price of the registrant's Common Stock as reported on the New York Stock Exchange. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates: this assumption is not deemed to be an admission by such persons that they are affiliates of the registrant.

  As of March 25, 1997, the shares outstanding of the registrant's class of common stock were as follows: 20,737,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III, items 10, 11, 12 and 13, incorporate by reference Southern Pacific Funding Corporation's definitive proxy statement to shareholders for the 1997 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SOUTHERN PACIFIC FUNDING CORPORATION

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Business..........................................................   1
Item 2.  Properties........................................................  16
Item 3.  Legal Proceedings.................................................  17
Item 4.  Submission of Matters to a Vote of Security Holders...............  17

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................  17
Item 6.  Selected Financial Data...........................................  18
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  19
Item 8.  Financial Statements and Supplementary Data.......................  25
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  42

                                   PART III

Item 10. Directors and Executive Officers of the Registrant................  42
Item 11. Executive Compensation............................................  42
Item 12. Security Ownership of Certain Beneficial Owners and Management....  42
Item 13. Certain Relationships and Related Transactions....................  42
                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  42

         Signatures........................................................  45

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company is a specialty finance company engaged in the business of originating, purchasing and selling high-yielding, sub-prime mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for purposes such as debt consolidation, financing of home improvements and educational expenditures. The Company focuses on lending to individuals who often have impaired or unsubstantiated credit histories and/or unverifiable income ("Sub-prime Borrowers"). As a result, the Company's customers generally pay higher interest rates as compared to interest rates charged by conventional mortgage sources. Approximately 97.5% and 83.2% of the Company's mortgage loans originated or purchased during the years ended December 31, 1996 and 1995, respectively, were secured by first mortgages, and the remainder were secured by second mortgages. The Company originates and purchases loans through its Wholesale Division, its Correspondent Program, its Retail/Telemarketing Division, its Institutional Division, and its Strategic Alliance Program. The Company commenced operations in January 1993 as a division of Southern Pacific Thrift and Loan Association ("SPTL"), a wholly-owned subsidiary of Imperial Credit Industries, Inc. ("ICII"), and has been a wholly-owned subsidiary of ICII since April 1995. The Company completed the initial public offering of its Common Stock in June 1996 and ICII completed secondary offerings (the "Secondary Offerings") of 1,000,000 and 370,000 shares of the Company's Common Stock in November 1996 and March 1997, respectively. Upon completion of the Secondary Offerings , ICII owned approximately 49.4% of the Company's outstanding Common Stock. Concurrently with the Secondary Offering in November 1996, the Company sold $75 million principal amount of Convertible Notes due 2006 (the "Notes Offering"). ICII is a diversified specialty finance company offering financial products in the following four sectors: sub-prime residential mortgage banking, commercial mortgage banking, business lending and consumer lending.

  The Company originates a majority of its loans through the Wholesale Division, which is currently comprised of approximately 68 account executives located in 14 regional branch centers who have established relationships with independent mortgage loan brokers. For the year ended December 31, 1996, the Wholesale Division originated loans in 50 states and the District of Columbia. Of the Wholesale Division's 14 regional branch centers, four are located in California, two in Oregon, and one in each of Ohio, Washington, Florida, Colorado, Illinois, Massachusetts, Virginia and Texas. The Company believes that its competitive strengths include providing prompt, responsive service and flexible underwriting to independent mortgage brokers. The Company's underwriters apply its underwriting guidelines on an individual basis but have the flexibility to deviate from them when an exception or upgrade is warranted by a particular loan applicant's situation, such as evidence of a strong mortgage repayment history relative to a weaker overall consumer-credit repayment history. See "Business--Underwriting". This provides independent mortgage brokers working with the Company the ability to offer loan packages to borrowers whose financing needs are not met (whether for reasons of credit impairment, income qualification or credit history or a desire to receive funding on an expedited basis) by traditional financial institutions. In most cases, the Company conditionally approves loans within 24 hours from receipt of application and funds loans within 21 days after approval. During the years ended December 31, 1996, 1995, and 1994, the Wholesale Division originated $511.8 million, $267.4 million and $183.0 million of loans, respectively, representing 64.8%, 92.7%, and 96.2% of total loan originations and purchases during the respective periods.

  The Company recently formed its Retail/Telemarketing Division to solicit loans directly from prospective borrowers. The Retail/Telemarketing Division originates loans through predictive dialing machines, which combine telephone dialing technology with an on-line computer to facilitate the loan origination process. The predictive dialing machine (i) automatically dials prospective borrowers, (ii) provides the telemarketer with an on-screen marketing presentation to market efficiently the Company's loan products, and (iii) provides an interactive loan underwriting program and loan quotation system to assess immediately the prospect's borrowing capability. The Company believes that the Retail/Telemarketing Division represents a significant opportunity to expand origination volume by marketing directly to borrowers and utilizing predictive dialers which enable the Company to originate such loans at a lower cost than traditional retail organizations. During the year ended December 31, 1996, the Company originated $4.5 million of mortgage loans through the Retail/ Telemarketing Division, representing 0.5% of total loan originations and purchases during 1996.

  The Company purchases loans through its Correspondent Program. Loans purchased through the Correspondent Program are complete loan packages that have been originated, underwritten and funded by mortgage bankers or financial institutions. All loans purchased through the Correspondent Program are reunderwritten by the Company's underwriting staff to determine that the loan packages are complete and materially adhere to the Company's underwriting guidelines. During the years ended December 31, 1996, 1995 and 1994, the Company purchased $204.8 million, $21.1 million, and $7.3 million of mortgage loans, respectively, through the Correspondent Program, representing 25.9%, 7.3%, and 3.8% of total loan originations and purchases during the respective periods.

  The Institutional Division, which began operations in 1996, also originates and purchases loans through relationships developed with small to medium-sized commercial banks, savings banks and thrift institutions. During the year ended December 31, 1996, the Company originated and purchased $17.3 million of mortgage loans through the Institutional Division, representing 2.2% of total loan originations and purchases during 1996.

  The Company recently formed its Strategic Alliance Program to increase the Company's volume and diversify its sources of loan originations. To date, the Company has entered into two strategic alliances with certain mortgage lenders, has acquired one and capitalized another under arrangements which will generally permit the lenders to operate with the Company's financial support in return for the Company's right to acquire those lenders' mortgage loan production. All four mortgage lenders specialize in home equity loans. In its strategic alliance relationships, the Company provides financing arrangements and a commitment to purchase qualifying loans, and the participant participates in the potential profitability of Company sponsored securitizations. In return, the Company receives a more predictable flow of loans, interest and fee income, and, in some cases, an option to acquire an equity interest in the strategic alliance participant. Through the Strategic Alliance Program, the Company has also acquired and capitalized mortgage lenders whose operations are complementary to the Company's. Such acquisition and capitalization provide the Company with new broker relationships, additional experienced management personnel and a greater share of the residential mortgage loan origination market. During the year ended December 31, 1996, the Company purchased $51.5 million of mortgage loans through its Strategic Alliance Program, representing 6.5% of total loan originations and purchases during 1996.

  The Company sells a majority of its loan origination and purchase volume in the secondary market through public securitizations (the process of aggregating similar assets into pools that are used to collateralize newly-issued securities, which are referred to as mortgage-backed securities). Securitization sales provide the Company with greater flexibility and operating leverage than a portfolio lender by allowing the Company to generate fee and interest income and participate in the continuing profitability of the loans with a significantly smaller capital commitment than that required by traditional portfolio lenders. Generally, in each securitization transaction, the Company retains an interest in the loans sold through interest-only and residual certificates, which are amortized over an estimated average life. Cash flow received from these interest-only and residual certificates is subject to the prepayment and loss characteristics of the underlying loans. During the years ended December 31, 1996, 1995 and 1994, the Company securitized $657.4 million, $164.9 million, and $70.2 million of mortgage loans, respectively.

  The Company retains the servicing rights on all loans it originates or purchases. In September 1995, the Company chose to outsource its loan servicing operations to Advanta Mortgage Corp. USA ("Advanta"), which the Company believes is one of the largest servicers of sub-prime mortgage loans. The Company believes that by outsourcing loan servicing to Advanta, it is able to benefit from Advanta's experience in servicing sub-prime mortgage loans, its comprehensive reporting capabilities, and the cost efficiencies related to having large amounts of loans serviced by Advanta for itself and others. Under the Company's servicing agreement with Advanta, the Company is able to reduce the overhead, administrative and other fixed costs associated with servicing loans while maintaining control of its servicing portfolio. Advanta currently services every mortgage loan originated by the Company. As of December 31, 1996, the Company's servicing portfolio (inclusive of securitized loans for which the Company has ongoing risk of loss but has no remaining servicing rights or obligations) was $908.2 million.

THE CONTRIBUTION TRANSACTION

  In October 1994, ICII incorporated the Company as part of a strategic decision to form a separate subsidiary through which to operate SPTL's residential lending division. To further this strategy, in December 1994, ICII made a capital contribution of $250,000 to the Company in exchange for 100% of its outstanding capital stock, and in April 1995, ICII caused SPTL to contribute to the Company certain customer lists of SPTL's residential lending division relating to the ongoing operations of such division. In addition, in April 1995 all employees of SPTL's residential lending division became employees of the Company. SPTL retained all other assets and all liabilities related to the contributed operations including all residual interests generated in connection with securitizations effected by SPTL's residential lending division. Shareholders in the Company will not have any interest in assets that were retained by SPTL as part of the Contribution Transaction.

BUSINESS STRATEGY

  Expand Sources of Loan Production. The Company intends to continue to further its existing relationships with wholesale and correspondent lenders and to seek new loan production sources from mortgage lenders in order to diversify its existing loan production channels and seek more cost efficient means of originating or purchasing loans. As part of this strategy, the Company has entered into strategic alliances with selected mortgage lenders and will continue to seek new opportunities to enter into strategic alliances with, or to acquire, additional mortgage lenders.

  Expand Market Base. The Company currently offers multiple mortgage loan products to borrowers ranging from sub-prime A through D credit levels. The Company intends to increase its focus on lower credit levels such as C and D credit loans. The Company requires a higher interest rate and a lower loan-to-value ratio on C and D loans than it requires for higher grade sub-prime mortgage loans. The Company believes that market opportunities exist in these lower credit grade mortgage loans and that it will be able to increase volume and profitability without a commensurate increase in overhead. Additionally, the Company believes that its ability to approve these loans quickly and efficiently will enable it to attract a larger percentage of loans from independent mortgage brokers and provide it with a competitive advantage over other conventional and non-conventional mortgage lenders.

  Maximize Pull-Through Ratio. The Company intends to increase the percentage of approved loans which are ultimately funded. The Company continually seeks greater efficiencies in its underwriting and loan processing operations to better serve the needs of mortgage brokers and loan applicants. By emphasizing these efficiencies, the Company believes that it can fund a greater percentage of approved loans without compromising its selling efforts.

  Control Operating Costs. The Company intends to continue to emphasize cost maintenance as it implements its expansion plans. In particular, the Company believes its practice of establishing regional branch centers permits the Company to expand within and outside of the United States without incurring the costs associated with an extensive retail system. As a further example of cost controls, the Company has chosen to outsource its loan servicing operations to Advanta, significantly reducing overhead, administrative and other fixed costs associated with servicing operations.

  Commitment to the Company's Underwriting Guidelines. The Company believes a key factor in its success to date has been its ability to maintain acceptable delinquency levels and minimize loan losses when lending to Sub-prime Borrowers. The Company has been able to achieve these standards by continually monitoring the performance of its loans as well as reevaluating its underwriting guidelines and quality control criteria. As a result of these factors, the Company has been able to maintain delinquency and foreclosure ratios at acceptable levels.

  Emphasis on Customer Service. The Company believes that its ongoing emphasis on prompt and responsive customer service provides support for an increased level of originations from its independent broker network and repeat lending opportunities from its existing loan portfolio. Typically, the Company approves loan applications (subject to credit verification, an independent third-party appraisal and other documentation) within 24 hours of receipt and funds loans within 21 days thereafter. The Company is actively seeking to improve its customer service efforts as its operations expand.

  Maximize Gains from Loan Sales. The Company employs a loan sales strategy which focuses on maximizing operating profits. The Company intends to continually assess the investment objectives of its loan purchasers to identify the method of loan sales which maximizes operating profits. The implementation of this strategy has resulted in securitizations of substantially all of the loans recently originated and purchased by the Company. The Company, however, will continue to maintain relations with institutional purchasers of whole loans, as whole loan transactions permit the Company to reduce its dependence on the potential volatility of the securitization market and to better manage its cash flows.

EXPANSION STRATEGY

  Wholesale Division. The Company plans to continue the expansion of its Wholesale Division on a nationwide basis and to enter international markets. The Company originates loans through its sales force of approximately 68 account executives located in 14 regional branch centers in ten states that have developed relationships with independent mortgage brokers, through which the Company has originated loans in 50 states and the District of Columbia. The Company is actively seeking to expand its Wholesale Division pursuant to selected demographic statistics and other criteria developed by the Company, which are intended to identify the most attractive markets for the Company's products. The Company typically enters into a new market using its national sales team to recruit selected brokers for the Company's wholesale network. The Company's sales strategy is to limit the number of regional branch centers and personnel needed to generate and effectively process and underwrite loans. As such, the Company typically opens a regional branch center only after a minimum level of volume is achieved in a new market. By utilizing this expansion strategy, the Company can maintain lower overhead expenses than generally associated with competing companies utilizing a more extensive retail branch office system.

  Retail/Telemarketing Division. The Company recently formed its Retail/Telemarketing Division to solicit loans directly from prospective borrowers. The Company has entered into an agreement with vendors to provide predictive dialing machines, software and training in support of its Retail/Telemarketing Division. The Company believes that the Retail/Telemarketing Division represents a significant opportunity to expand origination volume by marketing directly to borrowers and that the greater use of automation permitted by the predictive dialers enables the Company to originate such loans at a lower cost than traditional retail organizations. The Company believes that by utilizing predictive dialers, it will be able to achieve a new source of loan origination volume without incurring the fixed overhead costs associated with traditional retail operations. The cost per originated loan of such a system is expected to be significantly less than the cost per originated loan of traditional methods of originating loans, such as originations in the Wholesale Division. See "--Loan Originations and Purchases-- Retail/Telemarketing Division."

  Correspondent Program. The Company seeks to increase its purchases of loans from selected financial institutions and mortgage bankers through its Correspondent Program. The Correspondent Program enables the Company to increase loan production and enter new markets without incurring significant operating expenses.

  Strategic Alliances. The Company recently formed its Strategic Alliance Program to increase the Company's volume and diversify its sources of loan originations. The Company is seeking to enter into new strategic alliance relationships with, and to acquire, additional mortgage lenders. Such strategic alliances and acquisitions are expected to provide the Company with new broker relationships, additional experienced management personnel and a greater share of the residential mortgage loan origination market. The Company may consider acquiring smaller lenders from whom the Company has purchased or financed mortgage loans or larger companies with operations and resources similar to the Company's.

  Institutional Division. The Company seeks to expand its Institutional Division which originates and purchases sub-prime loans based on relationships with selected financial institutions.

LOAN ORIGINATIONS AND PURCHASES

 Overview

  The Company originates and purchases loans through its Wholesale Division, its Correspondent Program, its Retail/Telemarketing Division, its Institutional Division, and its Strategic Alliance Program. The Wholesale Division originates loans through a network of independent brokers in coordination with approximately 68 account executives located in 14 regional branch centers. The Retail/Telemarketing Division originates loans through predictive dialing machines, which combine telephone dialing technology with an on-line computer to facilitate the loan origination process. Loans purchased through the Company's Correspondent Program are originated, underwritten and funded by approved mortgage bankers and financial institutions in accordance with industry underwriting standards. Loans originated or purchased through the Institutional Division are acquired in connection with relationships with small- to medium-sized regional banks and thrift institutions. Loans purchased through the Strategic Alliance Division are acquired from lenders who solicit loans directly from the borrower or through mortgage brokers as these lenders are able to originate loans for minimal cash premiums.

  The Company's borrowers are individuals who do not qualify for or are unwilling to obtain loans from conventional mortgage lending sources such as thrift institutions and commercial banks. These conventional mortgage sources generally impose strict and inflexible underwriting guidelines, such as those defined by secondary market investors, and require longer to approve and fund loans than the Company. The Company's borrowers often have impaired or unsubstantiated credit histories and/or unverifiable income and place a premium on personalized service and prompt responses to their loan applications. As a result, the Company's borrowers are less averse to the higher interest rates charged by the Company than those charged by conventional sources.

  All of the Company's loans are secured by first or second mortgages on owner-occupied single family residences and are loans that are made to Sub-prime Borrowers. Proceeds from the Company's loans are typically used to consolidate or refinance existing indebtedness, finance home improvements and pay for educational expenditures.

  Geographic Distribution. The following table breaks down by state the number of loans currently either held by the Company or securitized by the Company:

GEOGRAPHIC DISTRIBUTION OF LOAN ORIGINATIONS AND PURCHASES

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
      STATES                                           1996     1995     1994
      ------                                          -------  -------  -------
      California.....................................    25.0%    29.8%    39.5%
      Oregon.........................................     9.0     13.6     15.5
      Colorado.......................................     7.9      5.9      6.6
      Washington.....................................     6.6      8.8     10.9
      Florida........................................     5.5      1.0      0.3
      Maryland.......................................     3.3      4.4      2.4
      Georgia........................................     3.1      1.7      0.2
      Utah...........................................     2.7      3.4      3.6
      Hawaii.........................................     2.6     12.4      9.4
      New York.......................................     2.5      1.1      0.6
      Illinois.......................................     2.4      1.6      0.2
      Virginia.......................................     2.4      1.5      0.1
      All other states ..............................    27.0     14.8     10.7
                                                      -------  -------  -------
       Total.........................................   100.0%   100.0%   100.0%
                                                      =======  =======  =======

  Wholesale Division. The Company originates a majority of its loans through its Wholesale Division, which consists of a branch network of 14 regional branch centers, four of which are located in California, two in Oregon, and one in each of Colorado, Florida, Illinois, Massachusetts, Ohio, Texas, Virginia and Washington. The regional branch centers are staffed with account executives who have developed relationships with independent mortgage loan brokers through which the Company has originated loans in 50 states, and the District of Columbia. Mortgage loan brokers act as intermediaries between property owners and the Company in arranging mortgage loans that adhere to the Company's underwriting guidelines. By concentrating on wholesale mortgage banking through its network of mortgage loan brokers, the Company believes it is able to originate loans cost-effectively.

  Generally, loan applications are submitted by mortgage brokers to one of the Company's regional branch centers where the loan is logged-in for Real Estate Settlement Procedures Act and other regulatory compliance purposes, underwritten and conditionally approved or denied within 24 hours of receipt. The Company strives to respond to each broker submitting applications as quickly as possible, as mortgage brokers may submit loan files to several prospective lenders at the same time. If approved, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to the Company funding the loan. A production coordinator and the originating Company account executive will work directly with the submitting mortgage broker to collect the requested information and meet all underwriting conditions and requirements. In most cases, the Company funds loans within 21 days after approval of the loan application.

  The following table sets forth selected information relating to loan originations during the periods shown.

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
      Principal balance of loans ...............  $511,840  $267,409  $183,010
      Average principal balance per loan........  $    117  $     89  $    118
      Percent of first mortgage loans ..........      96.4%     83.2%     97.9%
      Weighted average interest rate ...........      10.5%     10.4%      9.0%
      Weighted average initial loan-to-value ra-
       tio......................................      72.2%     76.4%     69.4%

  Retail/Telemarketing Division. In addition to originating loans through its Wholesale Division, the Company recently formed its Retail/Telemarketing Division to solicit loans directly from prospective borrowers. During the year ended December 31, 1996, the Company originated and purchased $4.5 million of mortgage loans through its Retail/Telemarketing Division, representing 2.2% of total loan originations and purchases during 1996. The Retail/Telemarketing Division originates loans through predictive dialing machines, which combine telephone dialing technology with an on-line computer to facilitate the loan origination process. The predictive dialing machine (i) automatically dials prospective borrowers, (ii) provides the telemarketer with an on-screen marketing presentation to market efficiently the Company's loan products, and
(iii) provides an interactive loan underwriting program and loan quotation system to assess immediately the prospect's borrowing capability. The Company believes that the Retail/Telemarketing Division represents a significant opportunity to expand origination volume by marketing directly to borrowers and utilizing predictive dialers which enable the Company to originate such loans at a lower cost than traditional retail organizations.

  Correspondent Program. In addition to originating loans through its Wholesale Division and the Retail/Telemarketing Divisions, the Company purchases loans through its Correspondent Program. Purchases under the Correspondent Program are in the form of complete loan packages that have been originated, underwritten and funded by mortgage bankers or financial institutions. All loans purchased through the Correspondent Program are reunderwritten by the Company's underwriting staff to determine that the loan packages are complete and materially adhere to the Company's underwriting guidelines. Depending on the size of the pool of loans purchased, the Company will engage a third-party underwriter to reunderwrite the loans, verify the borrower's employment status, determine credit grade and verify the quality of the appraisal.

  The Company has established relationships with several mortgage bankers who have been reviewed by the Company to ensure the quality and type of loans originated. The Company also analyzes the financial condition of the mortgage banker, including a review of the mortgage bankers' licenses and financial statements. Upon approval, the Company typically requires each mortgage banker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans such mortgage banker will sell to the Company. The following table sets forth selected information relating to the correspondent purchase of loans during the periods shown.

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
                                                       1996     1995     1994
                                                     --------  -------  ------
                                                       (DOLLARS IN THOUSANDS)
      Principal balance of loans...................  $204,799  $21,073  $7,287
      Average principal balance per loan...........  $    101  $    69  $  101
      Percent of first mortgage loans .............      99.2%    81.7%   99.9%
      Weighted average interest rate ..............      10.6%    10.9%    8.7%
      Weighted average initial loan-to-value ra-
       tio.........................................      74.8%    72.9%   73.3%

  Strategic Alliances. In addition to originating and acquiring loans through its Wholesale Division, Retail/Telemarketing and the Correspondent Program, the Company purchases loans through its Strategic Alliance Program. The Company recently formed its Strategic Alliance Program to increase the Company's volume and diversify its sources of loan originations. To date, the Company has entered into two strategic alliances with certain mortgage lenders, has acquired one and capitalized another under arrangements which will generally permit the lenders to operate with the Company's financial support in return for the Company's right to acquire those lenders' mortgage loan production. All four mortgage lenders specialize in home equity loans. In its strategic alliance relationships, the Company provides financing arrangements and a commitment to purchase qualifying loans, and the participant participates in the potential profitability of Company sponsored securitizations. In return, the Company receives a more predictable flow of loans, interest and fee income, and, in some cases, an option to acquire an equity interest in the strategic alliance participant. Through the Strategic Alliance Program, the Company has also acquired and capitalized mortgage lenders whose operations are complementary to the Company's. Such acquisition and capitalization provide the Company with new broker relationships, additional experienced management personnel and a greater share of the residential mortgage loan origination market. During the year ended December 31, 1996, the Company purchased $51.5 million of mortgage loans through its Strategic Alliance Program, representing 6.5% of total loan originations and purchases during 1996.

                                                               YEARS ENDED
                                                            DECEMBER 31, 1996
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
      Principal balance of loans........................         $51,536
      Average principal balance per loan................         $    87
      Percent of first mortgage loans...................            99.2%
      Weighted average interest rate....................            11.0%
      Weighted average initial loan-to-value ratio......            80.5%

  National Capital Funding, Inc., the mortgage lender acquired through the Strategic Alliance Program, is a Delaware corporation. National's residential lending division underwrites first and second lien mortgage loans primarily secured by one- to four-family residences. National acquires mortgage loans through a network of approved mortgage brokers. National also acquires mortgage loans from other financial institutions. National began originating and acquiring mortgage loans as of March 1, 1995. On December 31, 1996, SPPC acquired a 95% ownership interest in National. National had assets as of December 30, 1996, of approximately $5 million.

  Institutional Division. The Company's Institutional Division originates and purchases sub prime loans based on relationships with selected financial institutions. The following table sets forth selected information relating to the loans originated or purchased through the Institutional Division.

                                                               YEARS ENDED
                                                            DECEMBER 31, 1996
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
      Principal balance of loans.........................        $17,186
      Average principal balance per loan.................        $   129
      Percent of first mortgage loans....................           98.5%
      Weighted average interest rate.....................           10.4%
      Weighted average initial loan-to-value ratio.......           74.7%

UNDERWRITING

  The Company's underwriting guidelines are provided to all mortgage loan brokers and mortgage bankers so they can create loan applications or bulk purchase packages which meet such guidelines. Upon receipt of a loan application or package from a mortgage loan broker, the Company's underwriting staff determines if the loan meets the Company's underwriting guidelines. To assess the credit quality of each loan, the Company's underwriters consider various factors, including the appraised value of the collateral property, the applicant's debt payment history, credit profile and employment status, and the combined debt ratio and loan-to-value ratio upon completion of the loan.

  Appraisals of loans originated or purchased by the Company are conducted by Company approved, licensed, independent appraisers. The Company's underwriting staff then reviews the value of the underlying collateral based on a full review of the appraisal completed by such pre-approved licensed independent appraiser. The Company selects its review appraisers based on professional experience, education, membership in related professional organizations and by reviewing the review appraiser's experience with the type of property being used as collateral. For loans purchased through its Correspondent Program, the Company will typically request a second review appraisal if the original review appraisal was completed by a review appraiser not approved by the Company.

  Prior to funding a loan, the Company's underwriting staff determines the applicant's creditworthiness and ability to service the loan. Verification of personal financial information, credit history, and employment history is required prior to closing the loan. The Company has established classifications with respect to the credit profiles of loans based on certain of the borrower's characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D," with subratings within those categories), depending upon a number of factors including the applicant's credit history and employment status. Terms of loans made by the Company, as well as the maximum loan-to-value ratio and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. The criteria currently used by the Company in classifying loan applicants are described below. Generally, loan applicants are required to have two years of employment with their current employer or two years of similar business experience. Applicants who are salaried must provide current employment information as well as recent employment history. The Company verifies this information for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub or W-2 tax form. Self-employed applicants are generally required to provide copies of complete federal income tax returns filed for the most recent two years. A merged credit report combining information gathered from two independent, nationally recognized credit reporting agencies reflecting the applicant's credit history is also used.

  Verification of information regarding the first mortgage, if any, is also required, including balance, status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. Upon completion of the underwriting process, the closing of the loan is scheduled with an independent closing attorney who is responsible for closing the loan in accordance with the Company's closing procedures.

 Underwriting Risk Categories

  Under the Company's "A" risk category, the prospective borrower must have generally repaid consumer debt (revolving and installment) according to its terms with a maximum of three 30-day late payments within the last 12 months or five 30-day late payments or two 60-day late payments on such obligations within the last 24 months. Within this 24 month period, however, a maximum of one 30-day late payment and no 60-day late payments are acceptable in the last 12 months or a maximum of two 30-day late payments and no 60-day payments within the last 24 months are acceptable on an existing mortgage loan on the subject property. The existing mortgage obligation must be current. Minor derogatory items are allowed as to non-mortgage credit. No collections, charge-offs or judgments over $500 within the last five years are allowed. No bankruptcy or notice of default filings by the borrower may have occurred during the preceding three years. A maximum loan-to-value ratio of up to 90% (or 75% for mortgage loans originated under the non-conforming, no-income qualifier program, but 80% if the borrower is self-employed) is permitted for a mortgage loan on a single family owner-occupied property. A maximum loan-to-value ratio of 80% (or 70% for mortgage loans originated under the non-conforming no-income qualifier program, but 75% if the borrower is self-employed) is permitted for a mortgage loan on non-owner-occupied properties and second home properties. The debt service-to-income ratio generally is 45% or less, depending on the qualifying rate. The maximum loan amount is $400,000 for single-family owner-occupied properties, regardless of the documentation program. Exceptions to the maximum loan amount for single-family owner-occupied properties are considered by the Company on a limited basis. The maximum loan amount is $350,000 (or $300,000 for mortgage loans originated under the non-conforming no-income qualifier program) for mortgage loans on single-family non-owner-occupied properties or second homes.

  Under the Company's "A-" risk category, the prospective borrower must have generally repaid consumer debt (revolving and installment) according to its terms with a maximum of five 30-day late payments or two60-day late payments within the last 12 months. A maximum of two 30-day late payments, and no 60-day late payments, within the last 12 months is acceptable on an existing mortgage loan on the subject property. The existing mortgage obligation must be current. Minor derogatory items are allowed as to non-mortgage credit. No unpaid collection accounts, charge-offs or judgments over $1,000 within the last two years are allowed. No bankruptcy or notice of default filings by the borrower may have occurred during the preceding two years. A maximum loan-to-value ratio of up to 85% (or 75% for mortgage loans originated under the non-conforming no-income qualifier program, but 80% if the borrower is self-employed) is permitted for a mortgage loan on a single-family owner-occupied property. A maximum loan-to-value ratio of up to 75% (or 70% for mortgage loans originated under the non-conforming no-income qualifier program) is permitted for a mortgage loan on a non-owner-occupied property or a second home. The debt service-to-income ratio is generally 45% or less, depending on the qualifying rate. The maximum loan amount is $650,000 for single-family owner-occupied properties under the non-conforming full documentation program. Exceptions to the maximum loan amount for single-family owner-occupied properties are considered by the Company on a limited basis. The maximum loan amount is $500,000 for mortgage loans on single-family owner-occupied properties under the non-conforming no-income qualifier program. The maximum loan amount is $400,000 (or $350,000 for mortgage loans originated under the non-conforming no-income qualifier program) for mortgage loans on a single-family non-owner-occupied property or a second home. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings.

  Under the Company's "B" risk category, the prospective borrower must have generally repaid consumer debt according to its terms, with a maximum of eight 30-day late payments or four 60-day late payments or two 90-day late payments on such obligations within the last 12 months. A maximum of four 30-day late payments or three 30-day late payments and one 60-day late payment within the last 12 months is acceptable on an existing mortgage loan on the subject property. The existing mortgage obligation must be current. As to non-mortgage credit, some prior defaults may have occurred. Isolated and insignificant collections and/or charge-offs, and judgments within the last 18 months, totaling less than $2,000 are acceptable. No bankruptcy or notice of default filing by the borrower may have occurred during the preceding 18 months. A maximum loan-to-value ratio of 80% (70% for mortgage loans originated under the non-conforming, no-income qualifier program, but 75% if the borrower is self-employed) is permitted for a mortgage loan on a single family, owner-occupied property. A maximum loan-to-value ratio of 70% (or 65% for mortgage loans originated under the non-conforming, no-income qualifier program) is permitted for a mortgage loan on a non-owner-occupied property or second home. The debt service-to-income ratio generally is 50% or less, depending on the qualifying rate. The maximum loan amount is $600,000 for single family owner-occupied properties under the non-conforming full documentation program. The maximum loan amount is $350,000 (or $300,000 for mortgage loans originated under the non-conforming, no-income qualifier program) for mortgage loans on a non-owner-occupied property or a second home.

  Under the Company's "C" risk category, the prospective borrower may have experienced significant credit problems in the past. A maximum of twelve 30-day late payments or six 60-day late payments or four 90-day late payments on consumer debt within the last 12 months is acceptable. A maximum of five 30-day late payments or three 30-day late payments and two 60-day late payments or three 30-day late payments and one 90-day late payment within the last 12 months is acceptable on an existing mortgage loan on the subject property. The existing mortgage can be up to 40 days past due at the time of funding of the loan. As with non-mortgage credit, significant prior defaults may have occurred. There may be open collections or charge-offs not to exceed $4,000 and up to $6,000 in isolated circumstances. No bankruptcy or notice of default filings by the borrower may have occurred during the preceding year. A maximum loan-to-value ratio of 75% (or 65% for mortgage loans originated under the non-conforming, no-income qualifier program, but 70% if the borrower is self-employed) is permitted on a mortgage loan on a single-family owner-occupied property. A maximum loan-to-value ratio of 70% (or 60% for mortgage loans originated under the non-conforming, no-income qualifier program, but 65% if the borrower is self-employed) is permitted for a mortgage loan on a non-owner-occupied property or second home. The debt service-to-income ratio is generally 55% or less, depending on the qualifying rate. The maximum loan amount is $500,000 (or $400,000 for mortgage loans originated under the non-conforming, no-income qualifier program) for mortgage loans on single-family owner-occupied properties. The maximum loan amount is $300,000 (or $200,000 for mortgage loans originated under the non-conforming no-income qualifier program) for mortgage loans on a non-owner-occupied property or a second home.

  Under the Company's "D" risk category, the prospective borrower may have experienced significant credit problems in the past. As to non-mortgage credit, significant prior defaults may have occurred. The borrower is sporadic in some or all areas with a general disregard for timely payment or credit standing. With respect to an existing mortgage loan on the subject property. Such existing mortgage loan is not required to be current at the time the application is submitted. The borrower may have open collections, charge-offs and judgments, all of which may be paid simultaneously with the funding of the loan. Borrowers who are in foreclosure are considered. A maximum loan-to-value ratio of 65% is permitted for a mortgage loan on a single-family owner-occupied property and non-owner-occupied property. The maximum loan amount is $350,000 for mortgage loans on a non-owner-occupied property, owner-occupied property or a second home. The debt service-to-income ratio generally is 60% or less, depending on the qualifying rate.

  Exceptions. As described above, the Company uses the foregoing categories and characteristics as underwriting guidelines only. On a case-by-case basis, the Company's underwriters may determine that the prospective mortgagor warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category (collectively called an "upgrade" or an "exception"). An upgrade or exception may generally be allowed if the application reflects certain compensating factors, including among others: low loan-to-value ratio; pride of ownership; a maximum of one 30-day late payment on all mortgage loans during the last 12 months; stable employment; and the length of residence in the subject property. Accordingly, the Company may classify certain mortgage loan applications in a more favorable risk category than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less favorable risk category.

 Loan Production by Borrower Risk Classification

  The following tables set forth information concerning the Company's loan production by borrower risk classification for loans secured by mortgages for the years ended December 31, 1996 and 1995. Dollars in the table below are in thousands.

                             YEAR ENDED DECEMBER 31, 1996         YEAR ENDED DECEMBER 31, 1995
                         ------------------------------------ ------------------------------------
                                            WEIGHTED                             WEIGHTED
                                            AVERAGE  WEIGHTED                    AVERAGE  WEIGHTED
                           LOAN     % OF    INTEREST AVERAGE    LOAN     % OF    INTEREST AVERAGE
CREDIT RATING             AMOUNT  MORTGAGES   RATE     LTV     AMOUNT  MORTGAGES   RATE     LTV
-------------            -------- --------- -------- -------- -------- --------- -------- --------
A....................... $127,325    16.1%    10.6%    81.7%  $ 98,455    34.1%   11.36%    80.6%
A-......................  414,544    52.5     10.1     73.4    135,001    46.8     9.65     76.8
B.......................  154,601    19.6     10.9     71.8     34,906    12.1    10.50     68.2
C.......................   59,214     7.5     11.6     67.8     17,716     6.1    11.01     64.1
D.......................   34,230     4.3     12.5     60.6      2,404     0.9    12.10     58.6
                         --------   -----                     --------   -----
 Total.................. $789,914   100.0%    10.6     73.5   $288,482   100.0%   10.44     76.1
                         ========   =====                     ========   =====

LOAN SALES AND SECURITIZATIONS

  The Company sells a majority of its loan origination and purchase volume through public securitizations. Securitization sales provide the Company with greater flexibility and operating leverage than a portfolio lender by allowing the Company to generate fee and interest income and participate in the continuing profitability of the loans with a significantly smaller capital commitment than that required by traditional portfolio lenders. During the years ended December 31, 1996, 1995 and 1994, the Company securitized $657.4 million, $164.9 million, and $70.2 million of mortgage loans, respectively.

  Generally, in each securitization transaction, the Company sells mortgage loans it has originated or purchased to a trust which qualifies as a real estate mortgage investment conduit. The trust issues mortgage pass-through certificates. The senior certificates are sold in an offering and the Company retains the interest-only and residual certificates, which are amortized over an estimated average life. Cash flow realized from these interest-only and residual certificates is subject to the prepayment and loss characteristics of the underlying loans. The interest-only and residual certificates retained by the Company through securitizations amounted to $95.8 million and $25.7 million for the years ended December 31, 1996 and 1995.

  With respect to the aforementioned securitizations, the Company arranged for the related trusts to purchase credit enhancements for the senior interests in the related trusts in the form of insurance policies provided by AAA/Aaa rated monoline insurance companies, and, as a result, the senior interests in each trust received a rating of "AAA" from Standard & Poor's Ratings Services and "Aaa" from Moody's Investors Service, Inc.

  The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the trusts provide for additional credit enhancement for the senior interests of the related trusts by creating overcollateralization of the senior interests. This is effected by using interest receipts on the mortgage loans to reduce the outstanding principal balance of the senior interests to a pre-set percentage of the mortgage loans. The overcollateralization percentage may be reduced over time according to the delinquency and loss experience of the loans. The Company's interest in each overcollateralized amount is reflected in the Company's financial statements as a portion of "interest-only and residual certificates." To the extent that a loss is realized on the loans, losses will be paid first out of interest available to the interest-only and residual certificates and ultimately out of the overcollateralization amount available to the interest-only and residual certificates. If losses exceed the Company's discounted recourse allowance, the excess losses in any period will result in a reduction in the value of the interest-only and residual certificates held by the Company. If losses exceed the amounts available to the interest-only and residual certificates, the monoline insurance company policy will pay any further losses experienced by holders of the senior interests in the related trust. Interest available to the interest-only and residual certificates, when available, and distributions from the overcollateralization amount will be used to reimburse the monoline insurance company for any such payments.

  The Company may be required either to repurchase or to substitute for loans which do not conform to the representations and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and sold through securitizations.

HEDGING

  The market value of fixed-rate mortgage loans has a greater sensitivity to changes in market interest rates than adjustable-rate mortgage loans. As the Company's production of fixed-rate mortgage loans has increased, the Company has begun to implement various hedging strategies to mitigate the change in market value of fixed-rate mortgage loans held for sale between the date of origination and sale. Commencing in August 1995, these strategies have included selling short and selling forward United States Treasury securities and pre-funding loan originations in its securitizations. The Company currently hedges its fixed-rate mortgage loans held for sale by selling forward a combination of United States Treasury securities of various maturities whose combined change in value due to a change in interest rates closely approximates the change in value of the mortgage loans hedged. In the future the Company may hedge its variable-rate mortgage loans and its interest-only and residual certificates with hedging transactions which may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

  The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective hedging strategy is complex and no hedging strategy can completely insulate the Company from such changes. In addition, hedging involves transaction and other costs, and such costs could increase as the period covered by the hedging protection increases or in periods of rising and fluctuating interest rates.

  In addition, the Company hedges future production of mortgage loans through a pre-funding mechanism in connection with its securitizations. In its securitization transactions, investors deposit cash in a pre-funded amount into the related trust to purchase the loans the Company commits to sell on a forward basis. This pre-funded amount is invested pending use in short term obligations which pay a lower interest rate than the interest rate the trust is obligated to pay certificate investors on the outstanding balance of the pre-funded amount. The Company is required to deposit at the closing of the related transaction an amount sufficient to make up the difference between these rates.

  As of December 31, 1996 and 1995, the Company had open positions of $32.6 million and $0 million, respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheet at December 31, 1996. At December 31, 1996 and 1995, the Company's unrealized loss on open positions is $43,023 and $84,375, respectively, on forward positions of United States Treasury securities.

LOAN SERVICING AND DELINQUENCIES

  Servicing. The Company currently originates or purchases all mortgage loans on a servicing released basis, thereby acquiring the servicing rights. In September 1995, the Company entered into a servicing agreement with Advanta (the "Advanta Agreement") to service all of its current and ongoing production. In addition, Advanta services or subservices each public securitization of the Company's loans pursuant to the related pooling and servicing agreement. According to Advanta's Annual Report on Form 10-K for the year ended December 31, 1995, Advanta serviced approximately $1.8 billion in loans with an overall average delinquency rate of approximately 6%. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Under the Advanta Agreement, the Company is obligated to pay Advanta a monthly servicing fee on the declining principal balance of each loan serviced and a set-up fee for each loan delivered to Advanta for servicing.

  Advanta is required to pay all expenses related to the performance of its duties under the Advanta Agreement. Further, Advanta is required to make advances of taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan, only if it determines that such advances are recoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If such advances are made, Advanta generally will be reimbursed prior to the Company receiving the remaining proceeds. Advanta also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted mortgage loans and in connection with the restoration of mortgaged property. If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company will suffer a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of Advanta's expenses in the sale, are less than the principal balance of the related mortgage loan.

  The Company may terminate the Advanta Agreement upon the occurrence of one or more of the events specified in the Advanta Agreement generally relating to Advanta's proper and timely performance of its duties and obligations under the Advanta Agreement. Either the Company or Advanta may terminate the Advanta Agreement without cause upon 90 days' prior written notice to the other party; provided, that if the Company terminates the Advanta Agreement without cause, the Company shall pay to Advanta a termination fee of 1% of the aggregate principal balance of the mortgage loans being serviced by Advanta at such time; provided, further, that if the Company transfers servicing of any amount of mortgage loans being serviced by Advanta to another servicer without terminating the Advanta Agreement, the Company shall pay to Advanta $100 per mortgage loan transferred. With respect to mortgage loans securitized by the Company, the Company will not be able to terminate the servicer without the approval of the trustee for such securities.

  As is customary in the mortgage loan servicing industry, Advanta is entitled to retain any late payment charges, penalties and assumption fees collected in connection with the mortgage loans, net of pre-payment penalties, which accrue to the Company. Advanta receives any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds. Advanta is required to remit to the Company no later than the 18th day of each month all principal and interest collected from borrowers during the monthly reporting period.

  The Company subcontracts with an outside servicer, Advanta. This arrangement allows the Company to increase the volume of its loan originations and purchases without incurring related overhead investments in servicing operations.

  The following table sets forth certain information regarding the Company's servicing portfolio of loans for the periods shown.

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996       1995      1994
                                                ---------  --------  ---------
                                                       (IN THOUSANDS)
Beginning servicing portfolio.................. $ 270,193  $ 68,721  $  18,074
Loans added to the servicing portfolio.........   789,914   288,482    190,297
Loans sold servicing released and principal
 paydowns......................................  (151,887)  (87,010)  (139,650)
                                                ---------  --------  ---------
Ending servicing portfolio..................... $ 908,220  $270,193  $  68,721
                                                =========  ========  =========

  Advanta Corp. Advanta Corp., the parent of the servicer of the Company's mortgage loan portfolio, recently announced that it was exploring strategic alternatives as a result of increased losses from credit card loans. Although Advanta Corp. stated that its mortgage business was performing well, there can be no assurance that a sale of Advanta Corp. or some of its businesses will not have an adverse effect on the Company.

  Delinquencies and Foreclosures. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale. Where a loan has not yet been sold or securitized, the Company will generally allow a borrower to reinstate the loan up to the date of foreclosure sale.

  Although foreclosure sales are typically public sales, third-party purchasers rarely bid in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the foreclosing lender often purchases the property from the trustee or referee for an amount equal to the sum of the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending on market conditions, the ultimate proceeds of the sale may not equal the lender's investment in the property.

  The following table sets forth the combined delinquency and foreclosure experience of: (1) loans held for sale or securitization included in the Company's servicing portfolio and (2) securitized loans originated by the Company but serviced by an affiliate of the Company or by Advanta for the periods indicated.

                                           AS OF DECEMBER 31,
                         -------------------------------------------------------
                                1996               1995              1994
                         ------------------ ------------------ -----------------
                                    % OF               % OF              % OF
                                    LOANS              LOANS             LOANS
                                     IN                 IN                IN
                                  SERVICING          SERVICING         SERVICING
                          AMOUNT  PORTFOLIO  AMOUNT  PORTFOLIO AMOUNT  PORTFOLIO
                         -------- --------- -------- --------- ------- ---------
                                         (DOLLARS IN THOUSANDS)
Loans serviced.......... $908,220   100.0%  $270,193   100.0%  $68,721   100.0%
30-59 days delinquent...   23,486     2.6      3,072     1.1       321     0.5
60-89 days delinquent...   16,183     1.8      1,896     0.7       199     0.3
90 days or more
 delinquent.............   22,751     2.5      4,396     1.6       383     0.5
                         --------   -----   --------   -----   -------   -----
Total delinquencies..... $ 62,420     6.9%  $  9,364     3.4%  $   903     1.3%
                         ========   =====   ========   =====   =======   =====
Delinquent loans in
 foreclosure............ $ 20,546     2.3%  $  4,883     1.8%  $   383     0.5%
Total real estate
 owned..................    1,227      .1%       141     --        --      --

  As of December 31, 1996, statements to certificateholders prepared by the trustee for each of six securitizations in which loans originated and purchased by the Company were included reported losses of $369,613. The Company's loans securitized and sold in the secondary market and included in these securitizations have been outstanding for a relatively short period of time and consequently the delinquencies, foreclosures and loss experience to date are not indicative of results to be experienced in the future. In addition, the mortgage loans related to the interest-only and residual certificates retained by SPTL pursuant to the Contribution Transaction have generally had higher delinquency ratios than the Company's delinquency ratios, even though such loans were generally underwritten to SPFC's underwriting standards.

REGULATION

  The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local government authorities. Regulated matters include, without limitation, loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

  The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Fair Housing Act.

  The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give consumers the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain credit transactions including loans of the type originated by the Company. A lender's failure to provide the requisite material disclosures may, among other things, give rise to a borrower's right of rescission, if applicable to the transaction and validly invoked. Management of the Company believes that it is in compliance with TILA in all material respects.

  In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. The Riegle Act contains, among other things, the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which makes certain amendments to TILA. The High Cost Mortgage Act, which became effective with respect to loans consummated after October 1, 1995, generally applies to closed-end loans secured by a consumer's principal dwelling but not obtained for the purchase or construction of the dwelling in which the loan has either (i) total points and fees upon origination in excess of eight percent of the loan amount or
(ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). A substantial majority of the loans originated or purchased by the Company are not Covered Loans.

  The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans and prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company believes that only a small portion of loans it originated are of the type that, unless modified, would be prohibited by the High Cost Mortgage Act. The Company's underwriting criteria have always taken into consideration the borrower's ability to repay.

  The High Cost Mortgage Act also prohibits lenders from including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The Company will continue to collect prepayment fees on loans originated prior to the effectiveness of the High Cost Mortgage Act and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Because the High Cost Mortgage Act does not apply to loans consummated before October 1, 1995, the level of prepayment fee revenue was not affected in 1995, but the level of prepayment fee revenue may decline in future years. The High Cost Mortgage Act imposes other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

  The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. These bases are referred to as "prohibited bases." ECOA, as implemented by Regulation B, prohibits creditors from discriminating on prohibited bases or from considering certain types of information in rendering a credit decision. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from consumer reports prepared by a consumer reporting agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the consumer reporting agency and the consumer has a right to obtain the information contained in the consumer report. The Company is also subject to the Real Estate Settlement Procedures Act and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

  Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

COMPETITION

  The Company is a relatively new entrant in the industry, is relatively small compared to many of its competitors and faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition in the industry takes many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Most of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks that are substantially similar to the Company's loan origination programs. In addition, the current level of gains realized by the Company and its competitors on the sale of sub-prime loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales.

  The Company believes that its competitive strengths include providing prompt, responsive service and flexible underwriting to independent mortgage brokers. The Company's underwriters apply its underwriting guidelines on an individual basis but have the flexibility to deviate from them when an exception or upgrade is warranted by a particular loan applicant's situation, such as evidence of a strong mortgage repayment history relative to a weaker overall consumer-credit repayment history. This provides independent mortgage brokers working with the Company the ability to offer loan packages to Sub-prime Borrowers.

ENVIRONMENTAL LIABILITIES

  In the course of its business, the Company may acquire real property securing loans that are in default. There is a risk that hazardous substances or waste, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company might be required to remove such substances from the affected properties at its sole cost and expense. There can be no assurances that the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by such properties or that the Company would have adequate remedies against the prior owners or other responsible parties, or that the Company would not find it difficult or impossible to sell the affected real properties either prior to or following any such removal.

EMPLOYEES

  At December 31, 1996, the Company employed 370 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  The Company's executive and administrative offices are located at One Centerpointe Drive, Suite 500, Lake Oswego, Oregon, and consist of approximately 9,922 square feet. The leases on the premises expire between 1999 and 2001, and the current annual rent is approximately $189,175.

  The Company also leases space for its branch offices. These facilities aggregate approximately 57,673 square feet, with an annual aggregate base rental of approximately $752,116. The terms of these leases vary as to duration and rent escalation provisions. In general, the leases expire between 1997 and 2000 and provide for rent escalations dependent upon either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical area.

  In the design of its branch operations, the Company has been able to maintain low overhead expenses by leasing space in office complexes located in accessible but non-prime locations. The branch offices range in size from 675 to 13,068 square feet with lease terms typically ranging from one to five years. Annual base rents for the branch offices range from $2,400 to $82,328.

ITEM 3. LEGAL PROCEEDINGS

  The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND REGULATED STOCKHOLDER
        MATTERS

  The Company's Common Stock began to trade on the New York Stock Exchange ("NYSE") on June 13, 1996 under the symbol "SFC." The following table sets forth the range of high and low last reported sale prices per share for the Common Stock for the periods indicated as reported by the NYSE from the completion of the IPO on June 13, 1996.

FISCAL 1996:

      MONTH                                                          HIGH   LOW
      -----                                                          ----- -----
      June.......................................................... 12.67 10.92
      July ......................................................... 13.00 10.17
      August........................................................ 18.00 13.33
      September .................................................... 18.42 16.50
      October....................................................... 22.67 16.67
      November...................................................... 21.17 17.33
      December...................................................... 21.92 19.50

  As of March 25, 1997, there were 16 holders of record of the Common Stock who the Company believes held shares for in excess of 2,000 beneficial owners.

  The Company has never paid any cash dividends on its Common Stock. The Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

  On April 1, 1996 the Company declared a stock split of 4,150 for one and on January 7, 1997, the Company declared a stock split of three for two. All pertinent share and per share information for 1996, has been retroactively restated to reflect these splits.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED FINANCIAL AND OTHER DATA
                (In thousands, except per share data and ratios)

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996     1995    1994   1993
                                               ---------- ------- ------ ------
STATEMENTS OF EARNINGS DATA:
Revenues:
  Gains on sales of loans..................... $   55,361 $16,329 $9,572 $1,218
  Interest income.............................     13,849   4,305  2,136    407
  Securities valuation and other income.......      4,265   1,666    --     --
                                               ---------- ------- ------ ------
    Total revenues............................     73,475  22,300 11,708  1,625
                                               ---------- ------- ------ ------
Expenses:
  Interest expense............................      7,800   3,414    886    175
  Personnel and commission expense............     10,997   4,190  2,156    475
  General and administrative expense..........      6,599   2,153  1,262    239
                                               ---------- ------- ------ ------
    Total expenses............................     25,396   9,757  4,304    889
                                               ---------- ------- ------ ------
Earnings before taxes.........................     48,079  12,543  7,404    736
Income taxes..................................     20,447   5,205  3,073    305
                                               ---------- ------- ------ ------
Net earnings.................................. $   27,632 $ 7,338 $4,331 $ 4,31
                                               ========== ======= ====== ======
Earnings per share............................ $     1.37
Weighted average number of shares outstand-
 ing(1)....................................... 20,511,936

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                              1996      1995
                                                            --------- ---------
      BALANCE SHEET DATA:
      Cash................................................. $  14,176 $     --
      Loans held for sale .................................   223,059    80,264
      Loans held under repurchase agreement ...............       --     12,801
      Interest-only and residual certificates..............    95,810    25,659
      Other Assets.........................................    16,125     1,681
      Total assets.........................................   349,170   120,405
      Borrowings under warehouse lines of credit ..........   152,680    96,130
      Convertible subordinated notes payable ..............    75,000       --
      Due to affiliates....................................        80     4,343
      Other Liabilities....................................    36,261     7,043
      Total Liabilities....................................   264,021   107,516
      Total shareholders' equity...........................    85,086    12,889

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                           1996      1995      1994     1993
                                         --------  --------  --------  -------
OPERATING STATISTICS:
Loan origination and purchases:
  Fixed-rate loans...................... $261,020  $133,360  $ 28,599  $ 2,668
  Variable-rate loans...................  528,894   155,122   161,698   38,888
                                         --------  --------  --------  -------
    Total loan originations and pur-
     chases............................. $789,914  $288,482  $190,297  $41,556
                                         --------  --------  --------  -------
Percent of loans secured by first mort-
 gages..................................     97.5%     83.2%     98.0%    96.4%
Average principal balance per loan...... $    110  $     87  $    117      127
Weighted average initial loan-to-value
 ratio..................................     73.5%     76.1%     69.5%    67.7%
Loan sales:
  Whole loan sales......................      --   $ 58,595  $121,362  $23,410
                                         --------
  Loans sold through securitizations....  657,353   164,870    70,173      --
                                         --------  --------  --------  -------
    Total loan sales.................... $657,353  $223,465  $191,535  $23,410
                                         ========  ========  ========  =======
Weighted average interest rate:
  Fixed-rate loans......................     11.5%     11.8%     10.1%    10.5%
  Variable-rate loans...................     10.1%      9.3%      8.8%     8.0%
Delinquencies as a % of loan servicing
 portfolio(at period end)(2)............      6.9%      3.4%      1.3%     6.9%
Net losses on loans as a % of loan ser-
 vicing portfolio(at period end)(3).....      0.0%      0.0%      0.0%     0.0%

(1) For an explanation of the weighted average number of shares outstanding used to compute pro forma earnings per share, see Note 3 of the Notes to the Financial Statements included herein.
(2) Includes securitized loans serviced by others and loans held for sale. Delinquencies include all loans over 30 days past due.
(3) Includes securitized loans serviced by others and loans held for sale. The Company has not experienced material loan losses in part due to the relatively unseasoned portfolio. The Company believes that over time its delinquency and loan loss experience will increase as its loan portfolio matures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following should be read in conjunction with the Consolidated financial statements of the Company and the accompanying notes for the years ended December 31, 1996, 1995, and 1994. The discussion below contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a results of certain factors.

GENERAL

 Overview

  The Company is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds to consolidate and refinance debt, finance home improvements and fund educational expenses. The Company originates and purchases loans through its Wholesale Division, its Correspondent Program, its Retail/Telemarketing Division, its Strategic Alliance Division, and its Institutional Division.

  The Company's primary source of revenue is the recognition of gains from the sale of interests in loans through securitizations. The Company recognizes gains from the sale of senior interests in trusts of loans as the excess of the net proceeds received on the sale and the fair value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans and a provision for credit losses. The fair value of the interest-only and residual certificates is an estimate of the present value of the future cash flows from such certificates, which are subject to the prepayment and loss characteristics of the underlying loans. See "Business--Loan Sales and Securitizations." The Company securitized and sold senior interests in loans with principal balances of $657.4 million, $164.9 million, and $70.2 million during the years ended December 31, 1996, 1995 and 1994, respectively, which represented 100.0%, 73.8%, and 36.7% of total loans sold by the Company during the respective periods. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.

  In October 1994, ICII incorporated the Company as part of a strategic decision to form a separate subsidiary through which to operate SPTL's residential lending business. To further this strategy, in December 1994, ICII incorporated the Company and made a capital contribution of $250,000 to the Company in exchange for 100% of its outstanding capital stock, and in April 1995, ICII caused SPTL to contribute to the Company certain customer lists of SPTL's residential lending division relating to the ongoing operations of such division. In addition, in April 1995, all employees of SPTL's residential lending division became employees of the Company. SPTL retained all other assets and all liabilities related to the contributed operations including all residual interests generated in connection with securitizations effected by SPTL's residential lending division. Shareholders of the Company do not have any interest in assets retained by SPTL as part of the Contribution Transaction. In June 1996, the Company completed the IPO, raising net proceeds of approximately $54 million.

FINANCIAL CONDITION

  Loans held for sale increased $142.8 million or 178% to $223.1 million in 1996 from $80.3 million in 1995. The increase in loans held for sale was due to the fact that the Company originated and purchased $789.9 million of loans compared to loan sales of $657.4 million. Originations increased 174% primarily as a result of the Company diversifying its methods of loan originations through its retail/telemarketing division, institutional division and strategic alliance division, complemented by geographic expansion.

  Loans held under repurchase agreements decreased to $0 in 1996 from $12.8 million in 1995. During the second quarter of 1996, the Company canceled its agreement to acquire certain mortgage loans under a master repurchase agreement with a financial institution.

  Interest-only and residual certificates increased $70.1 million or 273% to $95.8 million in 1996 from $25.7 million in 1995. This increase is the result of four securitizations occurring in 1996 of $657.4 million compared to two securitizations in 1995 of $164.9 million.

  Accrued interest receivable increased $2.2 million or 226% to $3.2 million in 1996 from $1.0 million in 1995. This increase was primarily due to a 178% increase in loans held for sale to $223.1 million in 1996 from $80.3 million from $80.3 million in 1995.

  Premises and equipment, net increased $2.6 million or 620% to $3.0 million in 1996 from $0.4 million in 1995. This growth was the result of an expansion of regional branch centers to 14 in 1996 from eight in 1995 and an increase in employees to 370 persons in 1996 from 104 persons in 1995.

  Goodwill increased to $4.7 million in 1996 from $0 in 1995. This increase reflects the acquisition in 1996.

  Other assets increased $4.9 million or 1,726% to $5.2 million in 1996 from $0.3 million in 1995. Other assets represents prepaid expenses, accounts receivable and bond issuance costs. The increase is primarily due to the capitalization of bond issuance costs of $2.8 million relating to the October, 1996 issuance of $75 million of convertible subordinated notes and increased prepaid expenses relating to the final securitization of 1996.

  Discounted recourse liability increased $5.6 million or 176% to $8.8 million in 1996 from $3.2 million in 1995. This increase is the result of four securitizations occurring in 1996 totaling $657.4 million compared to two securitizations in 1995 totaling $164.9 million.

  Borrowings under warehouse lines of credit increased $56.6 million or 59% to $152.7 million in 1996 from $96.1 million in 1995. The increase in borrowings is the result of originations increasing 174% from 1995 primarily as a result of the Company diversifying its methods of loan originations through its retail/telemarketing division, institutional division and strategic alliance division, complemented by geographic expansion.

  Deferred tax liability increased $16.0 million or 661% to $18.4 million in 1996 from $2.4 million in 1995. Prior to the IPO, the Company was consolidated with ICII on their tax return. Post IPO, the Company will file a separate tax return.

  Convertible subordinated debentures increased $75 million from $0 in 1995. In October 1996, the Company issued $75 million convertible subordinated debentures, due October 2006.

  Due to affiliates decreased $1.5 million or 94% to $80,166 in 1996 from $1.6 million in 1995. A majority of the amount due to affiliates was paid at the time of the IPO. Remaining amount due is for various administrative expenses provided by ICII for human resources and other administrative functions.

  Other liabilities increased $5.8 million or 179% to $9.0 million in 1996 from $3.2 million in 1995. This increase resulted primarily from current taxes payable and interest payable on warehouse lines and convertible subordinated debentures.

  Shareholders' equity increased $72.2 million or 560% to $85.1 million in 1996 from $12.9 million in 1995, due to net income for the year of $27.6 million. In addition, the Company received proceeds of $53.8 million from the issuance and sale of common stock.

RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

  Total revenues increased $51.2 million or 229% to $73.5 million in 1996 from $22.3 million in 1995. During the same period, the Company's total expenses increased $15.6 million or 160% to $25.4 million from $9.8 million. As a result, the Company's net earnings increased $20.3 million or 277% to $27.6 million in 1996 from $7.3 million in 1995.

  The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations and securitizations. Gains on sales of loans increased $39.0 million or 239% to $55.4 million in 1996 from $16.3 million in 1995. This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans at the beginning of the period which resulted in a higher level of loan securitization. In 1996, wholesale division loan originations increased $244.4 million or 91% to $511.8 million compared to $267.4 million in the comparable period in 1995, correspondent purchases of loans increased $183.7 million or 871% to $204.8 million in 1996 compared to $21.1 million in the comparable period in 1995, retail/telemarketing division loan originations increased to $4.6 million in 1996 from $0 million in the comparable period in 1995, institutional division loan originations increased to $17.2 million in 1996 from $0 million in the comparable period in 1995, and strategic alliance loan originations increased to $51.5 million in 1996 from $0 million in the comparable period in 1995. As a result, total loan originations and purchases increased $501.4 million or 174% to $789.9 million in 1996 from $288.5 million in the comparable period in 1995. Total loans of $657.4 million were securitized in 1996 compared to $223.5 million of loans sold or securitized during the comparable period in 1995, with a weighted average gain on securitization of 8.4% in both years.

  Interest income increased $9.5 million or 222% to $13.8 million in 1996 from $4.3 million in 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1996 resulting from the increased loan origination and purchase volume during such period, and a higher balance of loans held for sale at the beginning of such period as compared to the corresponding period in 1995.

  Securities valuation and other income increased $2.6 million or 156% to $4.3 million in 1996 from $1.7 million in 1995. The increase was primarily the result of a $1.5 million or 92% increase in securities valuation adjustments on interest-only and residual certificates to $3.2 million in 1996 from $1.7 million in 1995.

  Total expenses increased $15.6 million or 160% to $25.4 million in 1996 from $9.8 million in 1995. The increase in expenses was primarily the result of additional personnel and commission expenses, increases in interest expense on loans held for sale, and higher operating expenses related to increased loan origination and purchase volume in 1996 compared to 1995.

  Interest expense increased $4.4 million or 128% to $7.8 million in 1996 from $3.4 million in 1995. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale during 1996 resulting from increased loan origination and purchase volume during the year.

  Personnel and commission expense increased $6.8 million or 162% to $11.0 million in 1996 from $4.2 million in 1995. The increase in personnel and commission expenses was primarily due to increases staffing levels related to the Wholesale Division's growth and increased loan originations. As of December 31, 1996, the Company operated 14 regional branch centers and employed 370 persons as compared to 8 regional branch centers and 104 employees as of December 31, 1995. In addition, the Company started the Telemarketing Division which employed 45 persons as of December 31, 1996.

  General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $4.4 million or 206% to $6.6 million in 1996 from $2.2 million in 1995. The increase in general and administrative expense was primarily due to expenses incurred in association with the increase in the number of regional branch centers to 14 in 1996 from 8 in 1995 and increased loan origination and purchase volume.

 Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

  Total revenues increased $10.6 million or 91% to $22.3 million in 1995 from $11.7 million in 1994. During the same period, the Company's total expenses increased $5.5 million or 128% to $9.8 million from $4.3 million. As a result, the Company's net earnings increased $3.0 million or 70% to $7.3 million in 1995 from $4.3 million in 1994.

  The increase in revenues was primarily the result of increased loan sales and greater loan originations resulting from the expansion of the Company's Wholesale Division.

  Gains on sales of loans increased $6.8 million or 71% to $16.3 million in 1995 from $9.6 million in 1994. This increase was primarily the result of higher loan origination and purchase volume which resulted in a higher level of loan sales. During 1995, loan originations increased $84.4 million or 46% to $267.4 million compared to $183.0 million in 1994. In addition, the Company acquired $21.1 million in bulk purchases of loans in 1995 compared to $7.3 million in 1994. Total loan originations and purchases increased $98.2 million or 52% to $288.5 million in 1995 from $190.3 million in 1994. Total loans of $223.5 million were sold or securitized in 1995 compared to $191.5 million during the comparable period in 1994, with a weighted average gain on securitization of 8.4% in both years. Included in the gains on sales of loans in 1994 was $0.8 million on the gain on sale of the servicing of loans. No such gain was recorded in 1995.

  Interest income increased $2.2 million or 105% to $4.3 million in 1995 from $2.1 million in 1994. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1995 resulting from the increased loan origination and purchase volume and a longer holding period for such loans resulting from regular quarterly securitizations. Interest income also increased as a result of higher weighted average interest rates on loans held in 1995 as compared to 1994, due in large part to the initiation of originations and purchases of second mortgages.

  Securities valuation and other income increased $1.7 million in 1995 from $0 million in 1994.

  Total expenses increased $5.5 million or 128% to $9.8 million in 1995 from $4.3 million in 1994. The increase in expenses was primarily the result of increased interest expense on loans held for sale, additional personnel for the Wholesale Division, added selling expenses and higher operating expenses related to increased loan origination and purchase volume in 1995 as compared to 1994.

  Interest expense increased $2.5 million or 278% to $3.4 million in 1995 from $0.9 million in 1994. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale in 1995 resulting from increased loan origination and purchase volume during the year as well as a longer holding period for such loans resulting from regular quarterly securitizations.

  Personnel and commission expense increased $2.1 million or 100% to $4.2 million in 1995 from $2.1 million in 1994. The increase in personnel and commission expense was primarily due to increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of December 31, 1995, the Company operated eight regional branch centers and employed 104 persons as compared to operating five regional branch centers and employing 61 persons as of December 31, 1994.

  General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $0.9 million or 69% to $2.2 million in 1995 from $1.3 million in 1994. The increase in general and administrative expense was primarily due to expenses incurred in association with the growth of the Wholesale Division and increased loan origination and purchase volume. Had the Company exclusively used its current independent loan servicer in 1995 and 1994, its general and administrative expenses would have been higher by approximately $234,000 and $120,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company relies upon short-term warehouse facilities to fund loan originations and purchases. In November 1995, the Company entered into a warehouse and purchases facility (the "First Facility"). Under the First Facility, the Company has available a $200 million warehouse line of credit secured by the loans the Company originates and purchases. The First Facility extends through August 24, 1997. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the First Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the Facility, (ii) selling any asset other than in the ordinary course of business and (iii) guaranteeing the debt obligations of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreement.

  In October 1996, the Company entered into a second warehouse facility (the "Second Facility"). Under the Second Facility, the Company has available a $400 million warehouse line of credit secured by the loans the Company originates or purchases using the facility. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the Second Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the Facility, (ii) selling any assets other than in the ordinary course of business and (iii) guaranteeing the debt obligations of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements.

  Prior to January 1, 1994, the Company sold its loans to institutional purchasers in whole loan transactions. In March 1994, the Company completed its first securitization of loans for $44.5 million. In December 1996 and during successive preceding quarters dating to the fourth quarter in 1994, the Company securitized 234.9 million, 189.4 million, $130.6 million, $102.4 million, $30.3 million, $62.1 million, $44.9 million, $27.6 million, and $25.7 million of loans, respectively. The Company expects to continue to depend on its ability to securitize loans in the secondary market. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at increased levels. In addition, in order to gain access to the securitization market, the Company has relied on credit enhancements provided by monoline insurance companies to guarantee senior interests in the related securitization trusts to enable it to obtain an "AAA/Aaa" rating for such interests. Unwillingness of insurance companies to guarantee senior interests in the Company's loan pools could have a material adverse effect on the Company's results of operations and financial condition. The Company will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates in the loans sold. The use of cash in excess of cash generated was primarily the result of the ongoing cash requirements of the Company's operations and the sale of loans through securitizations and the resulting investment in interest-only and residual certificates. The Company has historically invested its entire gain on securitization in the related interest-only and residual certificates resulting in an insignificant net cash flow from the securitization to the Company.

CASH FLOWS

 Year Ended December 31, 1996 compared to the year ended December 31, 1995

  Operating Activities. For the year ended December 31, 1996, the Company's operating activities used cash of $79.3 million on a short term basis to fund the increases in mortgage loans held for sale. Cash used by operating activities increased $14.8 million to $79.3 million for the year ended December 31, 1996 as compared to $64.5 for the year ended December 31, 1995. At December 31, 1996, total cash on hand amounted to $14.2 million as compared to $0 at December 31, 1995.

  Investment Activities. The primary investing activity for which cash was used during the year ended December 31, 1996 was the investment in interest only and residual certificates. Net cash used by investing activities increased to $87.0 million for the year ended December 31, 1996 from $21.2 million for the year ended December 31, 1995.

  Financing Activities. Net cash provided by financing activities increased $95.1 million to $180.4 million for the year ended December 31, 1996 as compared to $85.4 million for the year ended December 31, 1995. The increase in net cash provided was primarily the result of net proceeds of $72.2 million from the Company's convertible subordinated debt offering during the year and $53.8 million from the issuance and sale of common stock in the initial public offering.

RECENT ACCOUNTING DEVELOPMENTS

  In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interest in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

  SFAS 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities.

  SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company does not anticipate a material impact on its operations or financial position from the implementation of SFAS 125.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      Southern Pacific Funding Corporation
                       Consolidated Financial Statements
                           December 31, 1996 and 1995
                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Pacific Funding Corporation:

  We have audited the accompanying consolidated balance sheets of Southern Pacific Funding Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Pacific Funding Corporation and subsidiaries as of December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick llp

Portland, Oregon
January 23, 1997

                      SOUTHERN PACIFIC FUNDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
ASSETS
Cash................................................. $ 14,175,566 $        --
Loans held for sale..................................  223,059,102   80,263,671
Loans held under repurchase agreement................          --    12,800,565
Interest-only and residual certificates..............   95,810,137   25,658,601
Accrued interest receivable..........................    3,181,449      977,374
Premises and equipment, net..........................    3,036,388      421,695
Goodwill.............................................    4,742,571          --
Other assets.........................................    5,165,048      282,831
                                                      ------------ ------------
    Total assets..................................... $349,170,261 $120,404,737
                                                      ============ ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank overdraft....................................... $        --  $    619,517
Discounted recourse liability........................    8,793,237    3,189,959
Borrowings under warehouse lines of credit...........  152,680,395   96,130,120
Borrowings from SPTL.................................          --     2,758,147
Deferred tax liability...............................   18,445,495          --
Convertible subordinated debentures..................   75,000,000          --
Due to affiliates....................................       80,166    1,585,150
Other liabilities....................................    9,022,000    3,233,125
                                                      ------------ ------------
    Total liabilities................................  264,021,293  107,516,018
Minority Interest.................................... $     62,735          --
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares
 authorized; none issued or outstanding at December
 31, 1996 and 1995, and .............................          --           --
Common stock, no par value, 75,000,000 shares
 authorized; 20,737,500 issued and outstanding at
 December 31, 1996 and 1995 and 15,562,000 shares
 issued and outstanding at December 31, 1996.........   53,798,099          --
Contributed capital..................................      247,500      789,591
Retained earnings....................................   31,040,634   12,099,128
                                                      ------------ ------------
    Total shareholders' equity.......................   85,086,233   12,888,719
    Total liabilities and shareholders' equity....... $349,170,261 $120,404,737
                                                      ============ ============

          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                 YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1996        1995        1994
                                            ----------- ----------- -----------
Revenues:
  Gains on sales of loans.................. $55,360,515 $16,328,621 $ 9,571,583
  Interest income..........................  13,848,976   4,304,760   2,135,886
  Securities valuation and other income....   4,265,285   1,666,682         --
                                            ----------- ----------- -----------
    Total revenues.........................  73,474,776  22,300,063  11,707,469
                                            ----------- ----------- -----------
Expenses:
  Interest.................................   7,799,986   3,413,652     886,055
  Personnel and commission expense.........  10,996,713   4,190,566   2,155,945
  General and administrative expense.......   6,599,474   2,153,220   1,261,708
                                            ----------- ----------- -----------
    Total expenses.........................  25,396,173   9,757,438   4,303,708
                                            ----------- ----------- -----------
Earnings before taxes......................  48,078,603  12,542,625   7,403,761
Income taxes...............................  20,446,614   5,205,190   3,072,560
                                            ----------- ----------- -----------
    Net earnings........................... $27,631,989 $ 7,337,435 $ 4,331,201
                                            =========== =========== ===========
Net earnings per share..................... $      1.37
                                            ===========
Weighted average number of shares
 outstanding...............................  20,511,936


          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               COMMON    CONTRIBUTED  RETAINED    SHAREHOLDER'S
                                STOCK      CAPITAL    EARNINGS       EQUITY
                             ----------- ----------- -----------  -------------
Balance, December 31, 1992.  $       --   $     --   $       --    $       --
Capital contribution,
 1993......................          --     539,591          --        539,591
Net earnings, 1993.........          --         --       430,492       430,492
                             -----------  ---------  -----------   -----------
Balance, December 31,
 1993......................          --     539,591      430,492       970,083
Common stock issued, 1994..          --     250,000          --        250,000
Net earnings, 1994.........          --         --     4,331,201     4,331,201
                             -----------  ---------  -----------   -----------
Balance, December 31,
 1994......................          --     789,591    4,761,693     5,551,284
Net earnings, 1995.........          --         --     7,337,435     7,337,435
                             -----------  ---------  -----------   -----------
Balance, December 31,
 1995......................          --     789,591   12,099,128    12,888,719
Effect of contribution
 transaction...............          --    (542,091)  (8,690,483)   (9,232,574)
Proceeds from initial
 public offering of
 5,175,000 shares of common
 stock, net of offering
 expenses of $4,810,911....   53,798,099        --           --     53,798,099
Net earnings, December 31,
 1996......................          --         --    27,631,989    27,631,989
                             -----------  ---------  -----------   -----------
Balance, December 31,
 1996......................  $53,798,099  $ 247,500  $31,040,634   $85,086,233
                             ===========  =========  ===========   ===========


          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996           1995         1994
                                       -------------  ------------  -----------
Cash flows from operating activities:
 Net earnings........................  $  27,631,989  $  7,337,435  $ 4,331,201
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization.....        615,258        51,488        6,446
   Securities valuation                   (4,265,285)
   Discounted recourse liability.....      6,915,322     2,525,582      664,377
   Changes in certain assets and
    liabilities, net of effect of
    acquisitions and contribution
    transaction:
     Mortgage loans held for sale....   (143,632,836)  (63,536,648)   1,347,881
     Loans held under repurchase
      agreement......................     12,800,565   (12,800,565)         --
     Accrued interest receivable.....     (2,204,075)     (928,119)      17,083
     Deferred tax liability..........     20,446,614           --           --
     Other assets....................     (1,387,556)     (282,831)         --
     Other liabilities...............      3,787,856     3,186,942       46,183
                                       -------------  ------------  -----------
Net cash provided by (used in)
 operating activities................    (79,292,148)  (64,446,716)   6,413,171
                                       -------------  ------------  -----------
Cash flows used in investing
 activities:
 Net changes in interest only and
  residual certificates..............    (78,409,162)  (20,760,681)  (4,897,920)
 Purchases of premises and equipment.     (3,028,897)     (436,853)     (42,776)
 Payment for acquisitions............     (5,000,000)          --           --
 Payment for long-term investment and
  loan commitment....................       (525,000)          --           --
                                       -------------  ------------  -----------
Net cash used in investment
 activities:.........................    (86,963,059)  (21,197,534)  (4,940,696)
                                       -------------  ------------  -----------
Cash flows from financing activities:
 Net change in:
   Borrowings under warehouse lines
    of credit........................     56,550,275    96,130,120          --
   Borrowings from SPTL..............        322,053   (12,940,537)  (1,472,475)
   Due to affiliates.................     (1,504,984)    1,585,150          --
   Bank overdraft....................       (619,517)      619,517          --
   Proceeds from convertible
    subordinated debentures..........     72,162,436           --           --
   Proceeds from issuance of common
    stock............................     53,798,099           --           --
   Contribution transaction..........       (277,589)          --           --
                                       -------------  ------------  -----------
Net cash provided by (used in)
 financing activities................    180,430,773    85,394,250   (1,222,475)
                                       -------------  ------------  -----------
Net change in cash...................     14,175,566      (250,000)     250,000
 Cash at beginning of year...........            --        250,000          --
                                       -------------  ------------  -----------
 Cash at end of year.................  $  14,175,566  $        --   $   250,000
                                       =============  ============  ===========
 Supplementary information:
 Interest paid.......................  $   6,330,097  $  2,129,369  $       --
 Taxes paid                            $   1,213,252  $        --   $       --

          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

1. ORGANIZATION

  Southern Pacific Funding Corporation ("SPFC" or the "Company") is the successor to the Residential Lending Division of Southern Pacific Thrift and Loan ("SPTL"). The Company originates and acquires non-conforming single-family residential loans, including loans secured by second mortgages and sells interests in them to investors. In October 1994, Imperial Credit Industries, Inc. ("ICII") incorporated the Company as part of a strategic decision to form a separate subsidiary through which to operate SPTL's Residential Lending Division. In April 1995, ICII caused SPTL to contribute (the "Contribution Transaction") to SPFC certain customer lists of SPTL's Residential Lending Division to the ongoing operations of such division. In addition, in April 1995 all employees of SPTL's Residential Lending Division became employees of SPFC. Currently the Company conducts its business from 14 regional branch centers located in ten states.

2. BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPFC and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The historical operations of SPFC as a division of SPTL have been presented in the financial statements as if SPFC had operated as a stand-alone company. Certain adjustments, as described below, are made to historical operations in order to provide fair presentation of the financial operations of SPFC. In the opinion of management, except for the adjustments described below, the historical accounting records reflect all costs that would have been incurred had the Company operated as a stand-alone company for all periods presented (See Note 9).

 Borrowings from Affiliates

  The average borrowings from affiliates and interest rates used to determine the weighted average interest on borrowings for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1996        1995         1994
                                          ----------  -----------  -----------
      Estimated average borrowings ...... $3,890,267  $34,777,138  $25,195,833
      Interest rate .....................       6.25%        3.69%        4.15%
      Interest on borrowings............. $  230,236  $ 1,284,282  $   866,055

 Income Taxes

  The accompanying financial statements reflect income taxes for SPFC as if it had been a separate entity for all years presented. SPFC accounts for income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Mortgage Loans Held for Sale

  Mortgage loans held for sale are carried at the lower of aggregate cost or market. The cost of mortgage loans held for sale is the cost of the mortgage loans reduced or increased by the net deferred fees or costs associated with originating or acquiring the loan and increased by costs that are recognized upon sale. On an

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

ongoing basis, management of the Company monitors the loan portfolio and considers such factors as historical loan loss experience, underlying collateral values, known problem loans, assessment of economic conditions, including changes in interest rates, and other appropriate data to identify risks in the loan portfolio. Based on the Company's experience, no allowance for loan loss has been established.

 Interest-only and Residual Certificates

  Assets reflected in the accompanying consolidated balance sheets as interest-only and residual certificates in real estate mortgage investment conduits (REMICs) are recorded as a result of the Company's securitization of loans through various trust vehicles. The Company is subject to certain recourse provisions in connection with its securitizations which are measured using a 6% risk free rate. The Company has presented its obligation under these provisions as a liability in the accompanying balance sheets. The Company estimates future cash flows from these interest-only and residual certificates and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser and records them as trading securities at fair value in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities." Initial unrealized gains and losses are included in gains on sales of loans in the accompanying financial statements. To the Company's knowledge, there is no active market for the sale of these interest-only and residual certificates.

  The fair value of interest-only and residual certificates is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) a base servicing fee paid to the loan servicer, and (3) fees payable to the trustee and monoline insurer. Prepayment assumptions used in the present value computation are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios, taking into consideration the current interest rate environment and its expected impact on prepayment rates. The cash flows expected to be received by the Company, not considering the expected losses, are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the risk-free rate for securities with a duration similar to that estimated for the underlying loans sold and a discounted recourse liability is recorded. The undiscounted recourse liability as of December 31, 1996 and 1995 was $11,156,882 and $3,858,553, respectively. The overall effect of discounting the cash flows expected to be received by the Company using an interest rate (12%) that the Company believes an unaffiliated third party purchaser would require and a rate equivalent to a risk-free rate for expected credit losses is a discount rate of approximately 15%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only and residual certificates will be adjusted quarterly with corresponding adjustments made to earnings in that period.

  In certain of its securitizations, the Company provided an initial overcollateralization on the securities sold and in all its securitizations the Company builds overcollateralization as cash flows projected as described above are used by the trustee to reduce the outstanding balance of the securities sold by the Company. The amount of overcollateralization is recorded by the Company as part of its interest-only and residual certificates.

 Gains on Sales of Loans

  Gains on sales of loans are determined by deducting from the gross proceeds of the sales or securitizations the allocated basis in the loans sold or securitized and related transaction costs. Included in gains on sales of loans are gains on sales of loan servicing, which amounted to $810,000 in 1994. The initial fair value on interest-only and residual certificates are included in gains on sales of loans.

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

 Interest Income

  Interest income includes interest earned on mortgage loans held for sale.

 Securities Valuation and Other Income

  Securities Valuation and Other Income includes the change in unrealized gains and losses on interest-only and residual certificates.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of individual assets (three to five years). Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of the improvements, whichever is shorter.

 Goodwill

  Goodwill, which represents the excess of purchases price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

 Long-Term Investments

  Long-term investments, included in other assets, are carried at cost and consist of preferred stock of $360,000.

 Use of Estimates

  Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Net Earnings Per Share

  Net earnings per share is determined by dividing net earnings, adjusted for common stock equivalents and interest accrued on convertible subordinated notes, by the average number of shares of common stock outstanding during the year adjusted for the dilutive effect of common stock equivalents. Earnings per share for 1996 and all share data related to shares issued and outstanding have been restated to give recognition to a 4,150 for one stock split effected April 1, 1996. Also, all share data related to shares issued and outstanding have been restated to give retroactive recognition to a three for two stock split effected January 23, 1997.

4. LOANS HELD UNDER REPURCHASE AGREEMENT

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

  At December 31, 1996 and 1995, the Company held $0 and $12,800,565, respectively, in loans under repurchase agreements which were scheduled to mature within 60 days. The maximum amount of loans held under repurchase agreements with the financial institution during the year ended December 31, 1996 and 1995

                      SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

was approximately $25,376,000 and $14,904,000, respectively, and the average amount held during the year ended December 31, 1996 and 1995 was approximately $3,251,000 and $4,718,000, respectively.

5. INTEREST-ONLY AND RESIDUAL CERTIFICATES

  Assets generated from the Company's loan securitizations as of December 31, 1996 and 1995, are as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
      Interest-only Certificates....................... $74,353,837 $ 2,629,184
      Residual Certificates............................ $21,456,300  23,029,417
                                                        ----------- -----------
                                                        $95,810,137 $25,658,601
                                                        =========== ===========

6. PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following at December 31, 1996 and 1995:

                                                              DECEMBER 31,
                                                           --------------------
                                                              1996       1995
                                                           ----------  --------
      Premises and equipment.............................. $3,634,193  $479,629
      Less accumulated depreciation and amortization......   (597,805)  (57,934)
                                                           ----------  --------
                                                           $3,036,388  $421,695
                                                           ==========  ========

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The table below summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements at December 31, 1996 and 1995 in accordance with SFAS 107:

                                   DECEMBER 31, 1996        DECEMBER 31, 1995
                               ------------------------- -----------------------
                                 CARRYING       FAIR      CARRYING      FAIR
                                  VALUE        VALUE        VALUE       VALUE
                               ------------ ------------ ----------- -----------
Cash.........................  $ 14,175,566 $ 14,175,566 $       --  $       --
Loans held for sale..........   223,059,102  231,981,466  80,263,671  82,671,581
Loans held under repurchase
 agreement...................           --           --   12,800,565  13,453,656
Interest-only and residual
 certificates................    95,810,137   95,810,137  25,658,601  25,658,601
Less: Discounted recourse li-
 ability.....................     8,793,237    8,793,237   3,189,959   3,189,959
                                            ------------             -----------
  Net........................                350,760,406              22,468,642
Bank overdraft...............           --           --      619,517     619,517
Borrowings under warehouse
 lines of credit.............   152,680,395  152,680,395  96,130,120  96,130,120
Borrowings from SPTL.........           --           --    2,758,147   2,758,147
Due to affiliates............        80,166       80,166   1,585,150   1,585,150

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

  Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, including the off balance sheet instruments disclosed in Note 14, are as follows:

  Cash (bank overdraft). The carrying values reported are the asset's (liability's) fair value.

  Loans held for sale and loans held under repurchase agreement. The Company has estimated the fair values reported based on recent sales and securitizations.

  Interest-only and residual certificates and discounted recourse liability. Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates and loss experience.

  Borrowings under warehouse lines of credit. The carrying value reported approximates fair value due to the short-term nature of the borrowings and the variable interest rates charged on the borrowings.

  Borrowings from SPTL and due to affiliates. The carrying value reported approximates fair value due to the variable interest rates on the borrowings.

  Commitments to originate loans and loans in process. Many loan commitments are expected to, and typically do, expire without being drawn upon. As the rates and terms of the commitments to lend and loans in process are competitive with others in which the Company operates, the values disclosed in
Note 15 are determined to be a reasonable estimate of fair value.

  Hedging Transactions. The Company regularly securitizes and sells fixed and variable-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling U.S. Treasury securities short or in the forward market.

  As of December 31, 1996 and 1995, the Company had open positions of $32.6 million and $0 million, respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheet at December 31, 1996. At December 31, 1996 and 1995, the Company's unrealized loss on open positions is $43,023 and $84,375, respectively, on forward positions of United States Treasury securities.

8. RELATED PARTY TRANSACTIONS

 Intracompany Cost Allocations

  The Company historically has been allocated expenses of various administrative services provided to it by ICII and SPTL. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on relative assets and liabilities of the division or subsidiary, which ICII and SPTL

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

management believe is a reasonable method of allocation. The allocation of expenses that are included as part of personnel and commission expense and general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $292,000, $256,000 and $92,700, respectively.

 Contribution Transaction

  As part of the Contribution Transaction described in Note 1, on the effective date of the IPO, certain assets and related liabilities generated from securitizations occurring in December 1994 and March and June 1995 were retained by SPTL as follows:

      Loans held for sale.......................................... $   837,405
      Interest only and residual certificates......................  12,522,911
      Discounted recourse liability................................   1,312,044
      Borrowings from SPTL.........................................   3,080,200

 Loan Servicing

  From the point of commencement of operations until March 1994, SPTL served as the loan servicer for the Company and the Company was allocated its pro rata portion of SPTL's loan servicing expenses. In March 1994, ICII assumed the role of loan servicer for a servicing fee of approximately $7.50 per loan per month, so that the Company could complete its first securitization. In September 1995, the Company began to utilize the services of Advanta, an independent loan servicer, as the master servicer for a servicing rate equal to what the Company receives contractually. Had the Company exclusively used its current independent loan servicer in 1995 and 1994, management estimates its servicing fees would have been higher by approximately $234,000 and $120,000, respectively.

 Consulting Agreements

  In June 1996, the Company entered into a five-year consulting agreement with The Dewey Consulting Group, owned by one of the Company's directors, John D. Dewey. Under the agreement, Mr. Dewey has agreed to assist the Company in the development of strategic alliances with selected mortgage lenders, including the identification of potential strategic alliance participants. The Company has agreed to compensate Mr. Dewey based upon actual strategic alliances entered into and loan production and earnings resulting from those alliances which amounts to .015% of the Company's share of warrants, interest-only cash received, and interest-only strips. No amounts were paid in 1996 or owing at December 31, 1996.

9. CONVERTIBLE SUBORDINATED DEBENTURES

  Convertible subordinated debentures at December 31, 1996 and 1995 consists of the following:

                                                           1996        1995
                                                        ----------- ---------
      Convertible subordinated debentures, interest at
       6.75%, due semi-annually, principal due October
       15, 2006.......................................  $75,000,000     $0
                                                        =========== =========

  The Convertible subordinated debentures are convertible into 3,151,125 shares of common stock, for a conversion price of $23.80 per share, at any time prior to maturity. Interest on the debentures is payable semi-annually. Debt issuance costs of $2,837,564, included in other assets, associated with the convertible subordinated debentures have been deferred and are being amortized over ten years using the effective yield method.

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

10. INCOME TAXES

  For 1995 and for the 1996 period through the effective date of the IPO in June 1996, SPFC is included in a consolidated tax return filing with ICII. For the 1996 period subsequent to the IPO, SPFC will file a separate tax return on a stand-alone basis.

  SPFC's income taxes were as follows for the years ended December 31, 1996 and 1995:

                                                  1996        1995       1994
                                               ----------- ---------- ----------
      Current:
        Federal............................... $ 3,680,000 $2,731,115 $2,064,622
        State.................................     772,000    602,452    455,431
                                               ----------- ---------- ----------
          Total current.......................   4,452,000  3,333,567  2,520,053
      Deferred:
        Federal...............................  11,461,414  1,533,378    452,656
        State.................................   4,533,200    338,245     99,851
                                               ----------- ---------- ----------
          Total deferred......................  15,994,614  1,871,623    552,507
                                               ----------- ---------- ----------
      Total income taxes...................... $20,446,614 $5,205,190 $3,072,560
                                               =========== ========== ==========

  The following table shows the tax effects of temporary differences which give rise to the primary components of SPFC's net deferred tax liability at December 31, 1996 and 1995. Net deferred tax liabilities at December 31, 1995 are included in borrowings from SPTL for the period of time during which the Company operated as a division of SPTL, and are included as part of other liabilities for the period during which the Company operated as a subsidiary of ICII.

                                                            1996        1995
                                                         ----------- ----------
      Deferred tax liabilities:
        Interest-only and residual certificates......... $18,445,495 $2,424,130
                                                         =========== ==========

  A reconciliation of the income tax provision and the amount computed by applying the statutory Federal corporate income tax rate to income before income taxes are as follows for the years ended December 31, 1996 and 1995:

                                                                    1996  1995
                                                                    ----  ----
      Statutory U.S. Federal income tax rate....................... 35.0% 35.0%
      Increases in rate resulting from state income taxes, net of
       Federal benefit.............................................  7.5   6.5
                                                                    ----  ----
      Effective income tax rate.................................... 42.5% 41.5%
                                                                    ====  ====

  At the effective date of the IPO, the Company entered into a tax agreement with ICII whereby, among other things, ICII will indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the effective date of the IPO in excess of such taxes as the Company has already paid or provided for. For periods ending after the effective date of the IPO, the Company will pay its tax liability directly to the appropriate taxing authorities.

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

11. EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  Employees of SPFC are eligible to participate in the ICII 401(k) plan, employees may elect to enroll in the plan on the first day of any month, provided that they have been employed by SPFC for at least six months. Employees may contribute up to 14% of their compensation to the ICII 401(k) Plan and SPFC will match 50% of the first 4% of employee pretax contributions. SPFC matching contributions are made as of December 31st each year. SPFC recorded 401(k) matching expense of approximately $111,000, $26,000 and $12,100 for the years ended December 31, 1996, 1995, and 1994, respectively.

  An additional company contribution may be made to the ICII 401(k) Plan, at the discretion of SPFC. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. Should discretionary contribution funds remain following the allocation outlined above, any remaining company matching funds would be allocated as a 50% match of employee contributions, based on the first 4% of the employee's deferrals. Discretionary contributions of approximately $0, $23,000, and $21,700 were charged to operations of SPFC for the years ending December 31, 1996, 1995, and 1994, respectively.

12. STOCK OPTIONS

  Effective November 1, 1995, the Company reserved and granted options for 1,942,200 shares of Company common stock pursuant to the 1995 Senior Management Stock Option Plan (the "Senior Management Plan"). All of the options granted under the Senior Management Plan have been issued to senior management personnel at an exercise price of $7.00 per share, the fair value on the date of grant. The options vest ratably over a five-year period commencing one year after the date of grant.

  Also effective November 1, 1995, the Company adopted the 1995 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan"), which provides for the grant of qualified incentive stock options, incentive stock options, and awards consisting of deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights. The Stock Option Plan authorizes the grant of options to purchase, and awards of, an aggregate of 1,942,200 shares of Company common stock. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option Plan. As of December 31, 1996, 965,250 options had been granted under the Stock Option Plan.

  All share data related to shares issued and outstanding have been restated to give retroactive recognition to a 4,150 for one stock split effective April 1, 1996 and a three for two stock split effective January 23, 1997.

  The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                 1996      1995
                              ---------- ---------
      Net Income  As reported 27,631,989 7,337,435
                  Pro forma   26,266,703 7,105,518
      EPS         As reported $1.37      $0.47
                  Pro forma   $1.28      $0.46

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

  Stock option activity during the period indicated is as follows:

                                                     NUMBER OF  WEIGHTED-AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
      Balance at December 31, 1994..................       --          --
        Granted..................................... 1,942,200        7.00
        Exercised...................................       --          --
        Forfeited...................................       --          --
        Expired.....................................       --          --
      Balance at December 31, 1995.................. 1,942,200        7.00
        Granted..................................... 1,078,500       12.57
        Exercised...................................       --          --
        Forfeited...................................  (113,250)      11.90
        Expired.....................................       --         0.00
      Balance at December 31, 1996.................. 2,907,450        8.85

  At December 31, 1996, there were 976,950 additional shares available for grant under the Stock Option Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $13.34 and $15.74 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.00%, risk free interest rate of 6.206%, an expected life of 5 years and an annualized volatility rate of 49.98%.

  At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.00--$20.00 and 9.08 years, respectively.

  At December 31, 1995, there were no options exercisable. At December 31, 1996, there were 388,440 options exercisable.

13. WAREHOUSE LINES OF CREDIT AND BORROWINGS FROM AFFILIATES

 Initial Facility

  In April 1995, SPFC obtained a warehouse line of credit in the amount of $50 million from an investment bank (the "Initial Facility") for the purpose of funding one-to-four family residential first lien mortgage loans. As of December 31, 1996 and 1995, $0 and $41,181,611 were outstanding on the line of credit. Interest rates charged on the line of credit vary based on the type of loan funded with the proceeds. The weighted average interest rate on borrowings on the Initial Facility for 1995 and 1996 was 6.7%. Interest expense associated with the line of credit approximated $269,000 and $1,999,000 for the years ended December 31, 1996 and 1995, respectively.

 First Facility

  In November 1995, the Company obtained a second line of credit from another investment bank, for the purpose of funding one-to-four family residential first and second mortgage loans (the "First Facility"), which is subject to certain operating and financial covenants and collateral requirements. Under the terms of the First Facility, the Company must pay a quarterly commitment fee of $62,500. Total borrowings under the warehouse line are limited to $200 million and the line is scheduled to expire on August 24, 1997.

  As of December 31, 1996 and 1995, $0 and $54,948,509, respectively was outstanding on the line of credit, on which interest was charged based on the type of loan funded. Interest expense incurred for the years ended December 31, 1996 and 1995 amounted to approximately $5,505,512 and $131,000, respectively, with a weighted average interest rate of 6.26% for 1996 and 5.5% for 1995.

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

 Second Facility

  In October, 1996 the Company obtained a third line of credit from another investment bank, for the purpose of funding one-to-four family residential first and second mortgage loans (the "Second Facility"), which is subject to certain operating and financial covenants and collateral requirements. Total borrowings under the warehouse line are limited to $150 million, and the line is scheduled to expire on October 22, 1997.

  As of December 31, 1996, $152,680,397 was outstanding on the line of credit, on which interest was charged based on the type of loan funded. Interest expense incurred for the year ended December 31, 1996 amounted to $903,549 with a weighted average interest rate of 6.16% for 1996.

 SPTL

  In March 1996, the Company entered into a $10 million revolving credit and term loan agreement with SPTL (the "SPTL Agreement") which was scheduled to expire on September 30, 1996. Advances under the SPTL Agreement were collateralized by the Company's interest-only and residual certificates (other than such interests retained by SPTL pursuant to the Contribution Transaction) and bore interest at 2% above LIBOR. In April, 1996 the Company repaid all borrowings outstanding under the SPTL Agreement and it was canceled.

14. ACQUISITIONS

  In 1996, the Company purchased 95% of the common stock of a diversified financial services company for $5 million in cash. The amount in excess of the fair value of net assets acquired is $4,742,571. The Company acquired net assets of $5,000,000 consisting primarily of goodwill of $4,742,571.

15. BUSINESS CONCENTRATIONS

  During 1996, 25.0%, 9.1% and 7.9% of the Company's loan origination and purchase volume was concentrated in California, Oregon and Colorado, respectively. In addition, approximately 4.9% of the 1996 loan originations were attributed to a single mortgage loan broker. The Company does not believe that it is exposed to any significant credit risk as of December 31, 1996 as its portfolio of loans held for sale is well diversified, and the economies of the states of loan origination are diverse. Upon securitization, any estimate of credit loss is computed based on a percent of loan value basis and included as part of the discounted recourse allowance.

  The Company currently contracts for the servicing all loans it originates, purchases and holds for sale with Advanta. This arrangement allows the Company to increase the volume of loans it originates and purchases without incurring the overhead investment in servicing operations. As with any external service provider, the Company is subject to risks associated with inadequate or untimely services. The Company regularly reviews the delinquency of its servicing portfolio. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to profitably access the capital markets for its financing needs, including future securitizations. Although the Company periodically reviews the cost associated with establishing servicing operations to service the loans it originates and purchases, it has no plans to establish and perform servicing operations at this time.

                     SOUTHERN PACIFIC FUNDING CORPORATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

16. COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off Balance Sheet Risk

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

  Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of December 31, 1996 and 1995, the Company had agreements to fund loans of $29,981,729 and $3,248,500, respectively.

 Sales of Loans and Servicing Rights

  In the ordinary course of business, SPFC is exposed to liability from representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, SPFC is required to repurchase mortgage loans if there has been a breach of a representation or warranty. For loans which have been securitized, the Company includes an estimate of credit loss, using a risk free rate, in determining its discounted recourse liability. On a periodic basis, the Company reviews its assumptions in light of historical experience and economic trends to evaluate their reasonableness in measuring the fair value of recorded assets.

  At December 31, 1996 and 1995, the Company had approximately $223,059,102 and $93,064,236, respectively, in loans held for sale and under a repurchase agreement which were serviced by Advanta Mortgage Corp. USA ("Advanta"). The Company's servicing agreement with Advanta provides that if the Company desires to terminate the agreement without cause upon 90 days' written notice, the Company will be required to pay Advanta an amount equal to 1.0% of the aggregate principal balance of the mortgage loans being serviced by Advanta at that time. The agreement also provides that a transfer service fee of $100 per loan shall be paid to Advanta for any mortgage loan for which the Company transfers servicing from Advanta to another servicer, without terminating the agreement.

 Loan Servicing

  As of December 31, 1996 the Company's servicing portfolio (inclusive of securitized loans where the Company has ongoing risk of loss but has no remaining servicing rights or obligations) was $908 million. All of the Company's loan servicing has either been outsourced or subcontracted to Advanta.

 Operating Leases

  The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1996 were as follows:

             1997.......................... $  891,157
             1998..........................    705,302
             1999..........................    452,529
             2000..........................    225,220
             2001..........................     54,231
                                            ----------
               Total....................... $2,328,439
                                            ==========

  Rent expense amounted to $484,416, $309,607, and $139,030 for the years ended December 31, 1996, 1995 and 1994, respectively.

17. SUBSEQUENT EVENTS

  In February 1997, the capacity under the Second Facility increased to $400 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company incorporates by reference herein information in its proxy statement which complies with the information called for by item 10 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year, with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

  The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year, with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 12 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year, with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company incorporates by reference herein information in its proxy statement which complies with the information called for by Item 13 of the Form 10-K. The proxy will be filed at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year, with the Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits.

  (1) Financial Statements

    The following consolidated financial statements of Southern Pacific Funding Corporation are included in Part II, Item 8 of this report

                                                                        PAGE(S)
                                                                        -------
   Independent Auditor's Report........................................    26
   Consolidated Statements of Financial Condition--December 31, 1996
    and 1995...........................................................    27
   Consolidated Statements of Earnings--Years ended December 31, 1996,
    1995, and 1994.....................................................    28
   Consolidated Statements of Shareholder's Equity--Years ended
    December 31, 1996, 1995, and 1994..................................    29
   Consolidated Statements of Cash Flows--Years ended December 31,
    1996, 1995, and 1994...............................................    30
   Notes to Consolidated Financial Statements..........................    31

    (2) Financial Statement Schedules

    None required.


(3) EXHIBITS

 3.1**   Certificate of Incorporation of the Company, as amended
 3.2**   Bylaws of the Company, as amended
 4.1     Form of Indenture incorporated by reference to Exhibit 4.1 of the
         Company's Registration Statement No. 333-14627 on Form S-1
 4.2     Form of Notes incorporated by reference to Exhibit 4.2 of the
         Company's Registration Statement No. 333-14627 on Form S-1
 10.1**  1995 Senior Management Stock Option Plan and Form of Senior Management
         Stock Option Agreement
 10.2**  1995 Stock Option, Deferred Stock and Restricted Stock Plan and Form
         of Stock Option Agreement
 10.3**  Services Agreement effective June 13, 1996 by and between the
         Registrant and Imperial Credit Industries, Inc.
 10.4**  Tax Agreement effective June 13, 1996 by and between the Registrant and Imperial Credit Industries, Inc.
 10.5**  Loan Servicing Agreement dated September 14, 1995 by and between the
         Registrant and Advanta Mortgage Corp. USA
 10.6**  Whole Loan Financing Program dated March 21, 1995 by and among the
         Registrant, DLJ Mortgage Capital, Inc. And Bankers Trust Company
 10.7**  Master Repurchase Agreement dated August 5, 1995 by and between the
         Registrant and Oceanmark Bank
 10.8**  Revolving Credit and Term Loan Agreement by and between Registrant and
         Southern Pacific Thrift and Loan Association
 10.9**  Wet Inc., Interim and Pre-Sale Funding Facility dated November 17,
         1995 by and between the Registrant and Lehman Commercial Paper, Inc.
 10.10** Telemarketing Agreement dated March 25, 1995 by and among the
         Registrant, Results Technologies, Inc. And Tele-Quote, Inc.

 10.11** Office Lease Agreement dated September 13, 1995 by and between the
         Registrant and Property Reserve, Inc.
 10.12** Office Lease Agreement dated November 29, 1995 by and between the
         Registrant and Property Reserve, Inc.
 10.13** Sublease dated January 23, 1996 by and between the Registrant and
         Property Reserve, Inc.
 10.14** Office Building Lease dated January 23, 1996 by and between the
         Registrant and Property Reserve, Inc.
 10.15** Employment Agreement effective January 1, 1996 by and between the
         Registrant and Robert W. Howard
 10.16** Employment Agreement effective January 1, 1996 by and between the
         Registrant and Bernard A. Guy
 10.17** Contribution Agreement effective April 1, 1995 by and among the
         Registrant, Imperial Credit Industries, Inc., and Southern Pacific
         Thrift and Loan Association, Inc.
 10.18*+ Consulting and Noncompetition Agreement, dated May 15, 1996, by and between the Registrant and the Dewey Consulting Group
 10.20*+ Amendment to Loan Servicing Agreement, dated August 12, 1996, by and between the Registrant and Advanta Mortgage Corp. USA
 10.21*  Registration Rights Agreement, dated October 17, 1996, between the
         Registrant and Imperial Credit Industries, Inc.
 10.22*+ Master Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Morgan Stanley Mortgage Capital, Inc.
 11      Statement re: computation of per share earnings
 12      Statement re: computation of ratios
 23.1    Consent of KPMG Peat Marwick LLP
 27.1    Financial Data Schedule

--------
* Previously filed in connection with Registration Statement No. 333-14181 and hereby incorporated by reference

** Previously filed in connection with Registration Statement No. 333-3270 and hereby incorporated by reference

+ Portions of these exhibits have been omitted and are subjected to a confidential treatment request filed with the Securities Exchange Commission pursuant to Rule 46.

                                  SIGNATURES

  Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Pacific Funding Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHERN PACIFIC FUNDING CORPORATION

                                          By /s/ Robert W. Howard
                                          _____________________________________
                                                    Robert W. Howard
                                           President, Chief Executive Officer
                                                      and Director

                                          Date: March 26, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
/s/ Robert W. Howard                 President, Chief Executive      March 26, 1997
____________________________________ Officer and Director
    Robert W. Howard                 (Principal Executive
                                     Officer)

/s/ Bernard A. Guy                   Executive Vice President and    March 26, 1997
____________________________________ Chief Financial Officer
    Bernard A. Guy                   (Principal Financial
                                     Officer)

/s/ Ann L. Muir                      Vice President and              March 26, 1997
____________________________________ Controller (Principal
    Ann L. Muir                      Accounting Officer)

/s/ H. Wayne Snavely                 Director and Chairman of the    March 26, 1997
____________________________________ Board
    H. Wayne Snavely

/s/ Stephen J. Shugerman             Director                        March 26, 1997
____________________________________
    Stephen J. Shugerman