Form 10-Q
period 1997-03-31
SOUTHERN PACIFIC FUNDING CORP
filed 1997-05-12
CIK 1011836

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                             Commission File Number

                                     1-11785
                                     -------

                      SOUTHERN PACIFIC FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


         California                                        33-0636924
         ----------                                        ----------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Centerpointe Drive, Suite 500, Lake Oswego, OR              97035
--------------------------------------------------              -----
(Address of principal executive offices)                     (Zip Code)

                                 (503) 684-4700
                                 --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 10, 1997: 20,737,500 shares.

                      SOUTHERN PACIFIC FUNDING CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997


Table of Contents                                                        Page
-----------------                                                        ----
Part I  Financial Information

         Item 1 - Financial Statements

            Consolidated Statements of Financial Condition
            at March 31, 1997 and December 31, 1996                      2

            Consolidated Statements of Income for the three
            months ended March 31, 1997 and 1996                         3

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996                   4

            Notes to Consolidated Financial Statements                   5 - 7

         Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8 - 14



Part II Other Information

         Item 6 - Exhibit - Statement Regarding Computation
            of Net Income Per Share                                      15

            Signatures                                                   16


                      SOUTHERN PACIFIC FUNDING CORPORATION

                 Consolidated Statements of Financial Condition


                                                                  March 31,           December 31,
                                                                    1997                  1996
                                                                  ---------           ------------
                                                                 (Unaudited)
ASSETS
Cash                                                             $ 38,169,983         $ 14,175,566
Loans held for sale                                               193,026,090          223,059,102
Interest-only and residual certificates                           140,844,442           95,810,137
Accrued interest receivable                                         1,441,056            3,181,449
Premises and equipment, net                                         3,963,913            3,036,388
Goodwill                                                            4,677,473            4,742,571
Other assets                                                        7,533,967            5,165,048

                                                                 ------------         ------------
             Total assets                                        $389,656,924         $349,170,261
                                                                 ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Discounted recourse liability                                      12,895,887            8,793,237
Borrowings under warehouse lines of credit                        166,439,083          152,680,395
Deferred tax liability                                             28,310,440           18,445,495
Convertible subordinated debentures                                75,000,000           75,000,000
Due to affiliates                                                      80,166               80,166
Other liabilities                                                   9,132,598            9,022,000

                                                                 ------------         ------------
             Total liabilities                                    291,858,174          264,021,293

Minority Interest
                                                                       83,156               62,735

Shareholders' equity:
Preferred stock, $.01 par value,
             5,000,000 shares authorized; none issued or
             outstanding at March 31, 1997 and
             December 31, 1996                                           --                   --
Common stock, no par value,
             75,000,000 shares authorized; 20,737,500
             issued and outstanding at March 31, 1997
             and December 31, 1996                                 53,798,099           53,798,099
Contributed capital                                                   247,500              247,500
Retained earnings                                                  43,669,995           31,040,634
                                                                 ------------         ------------
             Total shareholders' equity                            97,715,594           85,086,233
                                                                 ------------         ------------
                                                                 ------------         ------------
             Total liabilities and shareholders' equity          $389,656,924         $349,170,261
                                                                 ============         ============

                See accompanying notes to financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                        Consolidated Statements of Income
                                   (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                     1997             1996
                                                     ----             ----
Revenue:

        Gains on sales of loans                    $28,073,459      $ 8,564,220
        Interest income                              6,439,257        2,668,612
        Securities valuation and other income        2,454,733
                                                                        743,734

                                                   -----------      -----------
                     Total revenue                  36,967,449       11,976,566
                                                   -----------      -----------

Expenses:

        Interest on borrowings                       3,620,045        1,604,456
        Personnel and commission expense             7,105,972        1,883,183
        General and administrative expense           4,618,408          857,849

                                                   -----------      -----------
                          Total expenses            15,344,425        4,345,488
                                                   -----------      -----------

Income before taxes                                 21,623,024        7,631,078
Income taxes                                         8,974,995        3,243,208

                                                   ===========      ===========
                          Net income               $12,648,029      $ 4,387,870
                                                   ===========      ===========
NET INCOME PER SHARE:

     Primary                                       $      0.57      $      0.26
                                                   ===========      ===========

     Fully Diluted                                 $      0.53      $      0.26
                                                   ===========      ===========


                See accompanying notes to financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Three months ended
                                                                                      March 31,
                                                                              1997                1996
                                                                              ----                ----

Cash flows from operating activities:
Net income                                                                $ 12,648,029       $  4,387,870
Adjustments to reconcile net income to net
   cash provided by operating
   activities:
             Depreciation and amortization                                     429,978            100,166
             Securities valuation income                                     1,792,641
             Discounted recourse liability                                   4,102,650          1,260,397
             Changes  in  certain  assets  and  liabilities,  net of
               effect of acquisitions and contribution transaction:
                    Loans held for sale                                     30,033,012         22,254,706
                    Loans held under repurchase
                      agreement                                                   --             (385,108)
                    Accrued interest receivable                              1,740,393            338,461
                    Deferred tax liability                                   9,864,945               --
                    Other assets                                            (2,468,359)          (149,267)
                    Other liabilities                                          110,598          3,601,385

                                                                          ------------       ------------
Net cash provided by operating activities                                   58,253,887         31,408,610
                                                                          ------------       ------------

Cash flows from investing activities:
Net change in interest only and residual
  certificates                                                             (46,826,946)       (12,401,467)
Purchases of premises and equipment                                         (1,191,212)        (1,098,201)

                                                                          ------------       ------------
Net cash used in investing activities                                      (48,018,158)       (13,499,668)
                                                                          ------------       ------------

Cash flows from financing activities:
   Net changes in:
             Borrowings under warehouse lines of
               credit                                                       13,758,688        (26,027,099)
             Borrowings from SPTL                                                 --              322,053
             Due to affiliates                                                    --            8,349,859
             Bank overdraft                                                       --             (553,755)

                                                                          ------------       ------------
Net cash provided by (used in) financing activities                         13,758,688        (17,908,942)
                                                                          ------------       ------------

Net change in cash                                                          23,994,417               --
Cash at beginning of period                                                 14,175,566               --

                                                                          ============       ============
Cash at end of period                                                     $ 38,169,983       $       --
                                                                          ============       ============


                See accompanying notes to financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION
                   Notes to consolidated financial statements
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, contingent assets and liabilities and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.



NOTE B - HEDGING TRANSACTIONS

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

                      SOUTHERN PACIFIC FUNDING CORPORATION
                   Notes to consolidated financial statements
                                  (Unaudited)


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

As of March 31, 1997 and December 31, 1996, the Company had open hedge positions of $35.2 million and $32.6 million, respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheet at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997 the Company's unrealized gain on open positions is $478,011 and at December 31, 1996, the Company's unrealized loss on open positions is $43,023, on forward positions of United States Treasury securities.


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

                      SOUTHERN PACIFIC FUNDING CORPORATION
                   Notes to consolidated financial statements
                                  (Unaudited)


Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of March 31, 1997, the Company had agreements to fund loans of $24.5 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of the Form 10-Q.

GENERAL

     The Company is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds to consolidate and refinance debt, finance home improvements and fund educational expenses. The Company originates and purchases loans through its Wholesale Division, its Correspondent Program, its Retail/Telemarketing Division and its Strategic Alliance Program.

     The Company's primary source of revenue is the recognition of gains from the sale of interests in loans through securitizations. The Company recognizes gains from the sale of senior interests in trusts of loans as the excess of the net proceeds received on the sale and the fair value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans and a provision for credit losses. The fair value of the interest-only and residual certificates is an estimate of the present value of the future cash flows from such certificates, which are subject to the prepayment and loss characteristics of the underlying loans. The Company securitized and sold senior interests in loans with principal balances of $343.8 million and $102.4 million during the three months ended March 31, 1997 and 1996, respectively. The securitizations represented 89.0% and 100.0%, of total loans sold by the Company during the respective periods. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

MARCH 31, 1997

     Loans held for sale decreased $30.1 million or 13.5% to $193.0 million at March 31, 1997 from $223.1 million at December 31, 1996. The decrease in loans held for sale reflects the fact that the Company originated $357.9 million in loans while delivering $343.8 million in loans into securitizations and $40.9 million in loans to whole loan sales during the quarter ended March 31, 1997.

     Interest-only and residual certificates increased $45.0 million or 47.0% to $140.8 million at March 31, 1997 from $95.8 million at December 31, 1996. This increase is the result of the securitizations of $343.8 million during the quarter ended March 31, 1997.

     Accrued interest receivable decreased $1.8 million or 54.7% to $1.4 million at March 31, 1997 from $3.2 million at December 31, 1996. This decrease primarily reflects the decreased volume of loans in inventory resulting from the securitizations of $343.8 million of loans during the quarter ended March 31, 1997.

     Premises and equipment, net increased $0.9 million or 30.5% to $3.9 million at March 31, 1997 from $3.0 million at December 31, 1996. This growth reflects the acquisition of computer and office equipment from the company's acquisition of new subsidiaries as well as increased computer and office equipment purchased for the opening of a new regional branch centers during the quarter ended March 31, 1997.

     Other assets increased $2.3 million or 45.9% to $7.5 million at March 31, 1997 from $5.2 million at December 31, 1996. Other assets represent prepaid expenses, accounts receivable and bond issuance costs. The increase is primarily due to the consolidation of the company's two new subsidiaries and the addition of their prepaid expenses and accounts receivable to the consolidated statements during the quarter ended March 31, 1997.

     Discounted recourse liability increased $4.1 million or 46.7% to $12.9 million at March 31, 1997 from $8.8 million at December 31, 1996. This increase is the result of the securitizations of $343.8 million in loans during the quarter ended March 31, 1997.

     Borrowings under warehouse lines of credit increased $13.7 million or 9.0% to $166.4 million at March 31, 1997 from $152.7 million at December 31, 1996. This increase is the result of a cash inflow from the security prefunding on the last day of the quarter ended March 31, 1997 that was not applied to the warehouse borrowings.

     Deferred tax liability increased $9.9 million or 53.5% to $28.3 million at March 31, 1997 from $18.4 million at December 31, 1996. This increase is the result of $21.6 million in pre-tax income earned during the quarter ended March 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Shareholders' equity increased $12.6 million or 14.8% to $97.7 million at March 31, 1997 from $85.1 million at December 31, 1996, due to net income for the quarter ended March 31, 1997 of $12.6 million.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Total revenues increased $25.0 million or 208.7% to $37.0 million for the quarter ended March 31,1997 from $12.0 million for the quarter ended March 31, 1996. During the same period, the Company's total expenses increased $11.0 million or 253.1% to $15.3 million from $4.3 million. As a result, the Company's net income increased $8.2 million or 188.2% to $12.6 million in the quarter ended March 31, 1997 from $4.4 million in the quarter ended March 31, 1996.

     The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations and securitizations. Gains on sales of loans increased $19.5 million or 227.8% to $28.1 million in the first quarter ended March 31, 1997 from $8.6 million in the first quarter ended March 31, 1996. This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans at the beginning of the period which resulted in a higher level of loan securitizations. Within the first quarter ended March 31, 1997, Wholesale Division loan originations increased $118.8 million or 150.8% to $197.6 million compared to $78.8 million in the comparable period in 1996, Correspondent purchases of loans increased $85.6 million or 1,923.5% to $90.1 million in the quarter ended March 31, 1997 compared to $4.5 million in the comparable period in 1996, Retail/Telemarketing Division loan originations increased to $9.8 million in the quarter ended March 31, 1997 from $0 million in the comparable period in 1996, Strategic Alliance loan originations increased to $19.5 million in the quarter ended March 31, 1997 from $0 million in the comparable period in 1996 and conforming loan originations increased to $40.9 million in the quarter ended March 31, 1997 from $0 million in the comparable period in 1996. As a result, total non-conforming and conforming loan originations and purchases increased $274.6 million or 329.9% to $357.9 million in the quarter ended March 31, 1997 from $83.3 million in the comparable period in 1996. Total loans of $343.8 million were securitized in the quarter ended March 31, 1997 compared to $102.4 million of loans sold or securitized during the comparable period in 1996, with a weighted average net gain on securitization of 8.3% and 8.3%, respectively.



     Interest income increased $3.7 million or 141.3% to $6.4 million in the first quarter ended March 31, 1997 from $2.7 million in the comparable period in1996. The increase in interest income was primarily due to a higher average balance of loans held for sale in

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


1997 resulting from the increased loan origination and purchase volume during such period, and a higher balance of loans held for sale at the beginning of such period as compared to the corresponding period in 1996.

     Securities valuation and other income increased $1.7 million or 230.1% to $2.4 million in the first quarter ended March 31, 1997 from $0.7 million in the first quarter ended March 31, 1996. The increase was primarily the result of a $1.1 million or 141.0% increase in securities valuation adjustments on interest-only and residual certificates to $1.8 million in the quarter ended March 31, 1997 from $0.7 million in the comparable period in 1996.

     Total expenses increased $11.0 million or 253.1% to $15.3 million in the first quarter ended March 31,1997 from $4.3 million in the comparable period in 1996. The increase in expenses was primarily the result of additional personnel and commission expenses, increases in interest expense on loans held for sale, and higher operating expenses related to increased loan origination and purchase volume in 1997 compared to 1996.

     Interest expense increased $2.0 million or 125.6% to $3.6 million in the first quarter ended March 31,1997 from $1.6 million in the first quarter ended March 31, 1996. The increase in interest expense was attributable to the interest costs associated with higher borrowings due to a higher balance of loans held pending sale during 1997 resulting from increased loan origination and purchase volume during the year.

     Personnel and commission expense increased $5.2 million or 277.3% to $7.1 million in the quarter ended March 31,1997 from $1.9 million in the comparable period in 1996. The increase in personnel and commission expenses was primarily due to increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of March 31, 1997 the Company operated 22 regional branch centers and satellite offices and employed 513 persons as compared to 13 regional branch centers and 136 employees as of March 31, 1996.

     General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $3.7 million or 438.4% to $4.6 million in the quarter ended March 31, 1997 from $.9 million in the comparable period in 1996. The increase in general and administrative expense was primarily due to expenses incurred in association with the increase in the number of regional branch centers and satellite offices to 22 in 1997 from 13 in 1996 and increased loan origination and purchase volume.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


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

     Prior to January 1, 1994, the Company sold its loans to institutional purchasers in whole loan transactions. In March 1994, the Company completed its first securitization of loans for $44.5 million. As of March 31, 1997 and during successive preceding quarters dating to the fourth quarter in 1994, the Company securitized $343.8 million, $234.9 million, $189.4 million, $130.6 million, $102.4 million, $30.3 million, $62.1 million, $44.9 million, $27.6 million, and $25.7 million of loans, respectively. The Company expects to continue to depend on its ability to securitize loans in the secondary market. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at increased levels. In addition, in order to gain access to the securitization market, the Company has relied on credit enhancements provided by monoline insurance companies to guarantee senior interests in the related securitization trusts to enable it to obtain an "AAA/Aaa" rating for such interests. Unwillingness of insurance companies to guarantee

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


senior interests in the Company's loan pools could have a material adverse effect on the Company's results of operations and financial condition. The Company will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates in the loans sold. The use of cash in excess of cash generated was primarily the result of the ongoing cash requirements of the Company's operations and the sale of loans through securitizations and the resulting investment in interest-only and residual certificates. The Company has historically invested its entire gain on securitization in the related interest-only and residual certificates resulting in an insignificant net cash flow from the securitization to the Company.

CASH FLOWS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996


     Operating Activities. For the quarter ended March 31, 1997, the Company's operating activities provided cash of $30.0 million on a short term basis from securitizing mortgage loans held for sale. Total cash provided by operating activities increased $25.1 million to $56.5 million for the quarter ended March 31, 1997 as compared to $31.4 for the quarter ended March 31, 1996. As of March 31, 1997, total cash on hand amounted to $38.2 million as compared to $0 million at March 31, 1996.

     Investment Activities. The primary investing activity for which cash was used during the quarter ended March 31, 1997 was the investment in interest-only and residual certificates. Net cash used by investing activities increased to $46.2 million for the quarter ended March 31, 1997 from $13.5 million for the quarter ended March 31, 1996.

     Financing Activities. Net cash provided by financing activities increased $31.7 million to $13.8 million for the quarter ended March 31, 1997 as compared to $(17.9) million for the quarter ended March 31, 1996. The increase in net cash provided was primarily the result of $13.8 million in proceeds from the borrowings under warehouse lines of credit.

RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. At this time the Company has determined that this Statement will have no significant impact on the financial position or results of operations for 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure". This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on the financial position or results of operations for 1997.

                           PART II OTHER INFORMATION
                                 ITEM 6 EXHIBIT

                      SOUTHERN PACIFIC FUNDING CORPORATION
            STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
                                  (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                      1997               1996
                                                      ----               ----
Fully diluted net income per share:

Net income                                         $12,648,029         $ 4,387,870

Add:  Interest on convertible subordinated
      debentures, net of tax effect)               $   633,446         $      --

Net income, as adjusted                            $13,281,475         $ 4,387,870

Weighted average number of shares outstanding       22,141,497          17,157,000

Net effect of dilutive stock options-based
  treasury stock method using average
  market price                                       3,151,125                --

                                                   -----------         -----------
Total average shares                                25,292,622          17,157,000

Fully diluted net income per share                 $      0.53         $      0.26
                                                   ===========         ===========

Primary net income per share:

Net income                                         $12,648,029         $ 4,387,870

Weighted average number of shares outstanding       22,141,497          17,157,000

Primary net income per share                       $      0.57         $      0.26
                                                   ===========         ===========

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Southern Pacific Funding Corporation
                                         ------------------------------------
                                                    (Registrant)



                                         By: \s\ Robert W. Howard
                                             --------------------------------
                                             Robert W. Howard
                                             President and
                                             Chief Executive Officer


                                         By: \s\ Bernard A. Guy
                                             --------------------------------
                                             Bernard A. Guy
                                             Acting Chief Financial Officer



Dated:  May 10, 1997