Form 10-Q
period 1997-06-30
SOUTHERN PACIFIC FUNDING CORP
filed 1997-08-13
CIK 1011836

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                      OR
             () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                            Commission File Number

                                    1-11785
                                    -------

                     SOUTHERN PACIFIC FUNDING CORPORATION
            (Exact name of registrant as specified in its charter)

              California                                33-0636924
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

One Centerpointe Drive, Suite 500, Lake Oswego, OR              97035
--------------------------------------------------              -----
(Addrss of principal executive offices)                       (Zip Code)

                                (503) 684-4700
                                --------------

              (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes () No

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1997: 20,748,750 shares.

                     SOUTHERN PACIFIC FUNDING CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

TABLE OF CONTENTS                                                 PAGE
-----------------                                                 ----

PART I FINANCIAL INFORMATION
----------------------------

       Item 1 - Financial Statements

                   Consolidated Balance Sheets at June 30,
                   1997 and December 31, 1996                      2

                   Consolidated Statements of Earnings for the
                   three months ended June 30, 1997 and 1996
                   and for the six months ended June 30, 1997
                   and 1996                                        3

                   Consolidated Statements of Cash Flows for
                   the six months ended June 30, 1997 and 1996     4

                   Notes to Consolidated Financial Statements      5-7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations      8-16



PART II OTHER INFORMATION
-------------------------

       Item 6 - Exhibits and Reports on Form 8-K                   17

                Signatures                                         18

PART I  Financial Information
-----------------------------

        Item 1 - Financial Statements

                     SOUTHERN PACIFIC FUNDING CORPORATION

                          Consolidated Balance Sheets



                                                          June 30,         December 31,
                                                            1997               1996
                                                        ------------      -------------
                                                         (Unaudited)
ASSETS
Cash                                                    $ 16,253,655       $ 14,175,566
Loans held for sale                                      230,530,423        223,059,102
Interest-only and residual certificates, net             172,663,986         87,016,900
Accrued interest receivable                                3,909,321          3,181,449
Premises and equipment, net                                5,670,266          3,036,388
Goodwill                                                   7,419,158          4,742,571
Other assets                                               5,732,781          5,165,048
                                                        ------------       ------------
      Total assets                                      $442,179,590       $340,377,024
                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowings under warehouse lines of credit               191,974,065        152,680,395
Deferred tax liability                                    35,709,371         18,445,495
Convertible subordinated debentures                       75,000,000         75,000,000
Due to affiliates                                             80,096             80,166
Other liabilities                                         28,037,832          9,022,000

                                                        ------------       ------------
      Total liabilities                                  330,801,364        255,228,056

Minority interest                                             80,673             62,735

Shareholders' equity:
Preferred stock, $.01 par value,
       5,000,000 shares authorized; none
       issued or outstanding at
       June 30, 1997 and December 31, 1996                       -                  -
Common stock, no par value,
       75,000,000 shares authorized;
       20,748,750 issued and outstanding
       at June 30, 1997 and 20,737,500
       at December 31, 1996                               53,950,780         53,798,099
Contributed capital                                          247,500            247,500
Translation adjustment                                       (14,683)               -
Retained earnings                                         57,113,956         31,040,634

                                                        ------------       ------------
       Total shareholders' equity                        111,297,553         85,086,233
                                                        ------------       ------------

                                                        ------------       ------------
       Total liabilities and shareholders' equity       $442,179,590       $340,377,024
                                                        ============       ============

          See accompanying notes to consolidated financial statements.

                     SOUTHERN PACIFIC FUNDING CORPORATION

                      Consolidated Statements of Earnings
                                  (Unaudited)



                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                                       1997            1996                1997            1996
                                                       ----            ----                ----            ----
Revenue:

     Gains on sales of loans                       $33,864,920      $10,321,478        $61,938,379     $18,885,698
     Interest income                                 9,987,773        2,302,310         16,427,030       4,970,922
     Securities valuation and other income          (1,156,765)       1,158,077          1,297,968       1,901,811

                                                   -----------      -----------        -----------     -----------
          Total revenue                             42,695,928       13,781,865         79,663,377      25,758,431
                                                   -----------      -----------        -----------     -----------
Expenses:

     Interest on borrowings                          5,775,349        1,760,774          9,395,394       3,365,230
     Personnel and commission expense                9,357,900        2,221,877         16,463,872       4,105,060
     General and administrative expense              4,615,921        1,080,401          9,234,329       1,938,250

                                                   -----------      -----------        -----------     -----------
          Total expenses                            19,749,170        5,063,052         35,093,595       9,408,540
                                                   -----------      -----------        -----------     -----------

Income before taxes                                 22,946,758        8,718,813         44,569,782      16,349,891
Income taxes                                         9,521,465        3,711,222         18,496,460       6,954,430

                                                   -----------      -----------        -----------     -----------
          Net income                               $13,425,293      $ 5,007,591        $26,073,322     $ 9,395,461
                                                   ===========      ===========        ===========     ===========
NET INCOME PER SHARE:
  Primary                                          $      0.61      $      0.29        $      1.17     $      0.56
                                                   ===========      ===========        ===========     ===========

  Fully Diluted                                    $      0.56      $      0.29        $      1.08     $      0.56
                                                   ===========      ===========        ===========     ===========
Weighted average number of shares outstanding --
 primary                                            22,019,827       17,204,706         22,272,284      16,772,043
                                                   ===========      ===========        ===========     ===========

Weighted average number of shares outstanding --
 fully diluted                                      25,431,262       17,204,706         25,423,409      16,772,043
                                                   ===========      ===========        ===========     ===========

         See accompanying notes to consolidated financial statements.

                     SOUTHERN PACIFIC FUNDING CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                        1997                    1996
                                                                        ----                    ----
Cash flows from operating activities:
Net income                                                          $ 26,073,322            $  9,395,461
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
          Depreciation and amortization                                  875,007                 207,553
          Minority interest                                               17,938                      --
          Translation adjustment                                         (14,683)                     --
          Securities valuation income                                 (1,597,543)             (1,901,811)
          Changes in certain assets and liabilities, net of effect
           of acquisitions and contribution transaction:
              Loans held for sale                                     (7,471,321)            (36,019,620)
              Loans held under repurchase
               agreement                                                      --              12,800,565
              Net change in interest only and residual certificates  (84,049,543)            (22,838,563)
              Accrued interest receivable                               (727,872)               (329,609)
              Deferred tax liability                                  17,263,876                      --
              Other assets                                              (494,621)             (1,516,963)
              Other liabilities                                       19,015,832               8,347,344
Net cash provided by (used in) operating activities
                                                                    ------------            ------------
                                                                     (31,109,608)            (31,855,643)
                                                                    ------------            ------------
Cash flows from investing activities:
Payment for acquisitions                                              (3,800,000)                     --
Purchases of premises and equipment                                   (2,458,584)             (1,897,953)

                                                                    ------------            ------------
Net cash used in investing activities:                                (6,258,584)             (1,897,953)
                                                                    ------------            ------------
Cash flows from financing activities:
 Net changes in:
          Borrowings (repayments) under warehouse
           lines of credit                                            32,293,670             (17,960,229)
          Borrowings from SPTL                                                --                 322,053
          Due to affiliates                                                  (70)                382,148
          Bank overdraft                                                      --                (619,517)
          Capital contribution                                                --                (262,003)
          Proceeds from issuance of common stock                         152,681              53,839,089

Net cash provided by (used in) financing
 activities                                                         ------------            ------------
                                                                      39,446,281              35,701,541
                                                                    ------------            ------------

Net change in cash                                                     2,078,089               1,947,945
Cash at beginning of period                                           14,175,566                      --

                                                                    ------------            ------------
Cash at end of period                                               $ 16,253,655            $  1,947,945
                                                                    ============            ============

          See accompanying notes to consolidated financial statements

                     SOUTHERN PACIFIC FUNDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto included in the Company's Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

In addition, the Company hedges future production of mortgage loans through a pre-funding mechanism in connection with its securitizations. In its securitization transactions, investors deposit cash in a pre-funded amount into the related trust to purchase the loans the Company commits to sell on a forward basis. Pending use, this pre-funded amount is invested in short term obligations which pay a lower interest rate than the interest rate the trust is obligated to pay certificate investors on the outstanding balance of the pre-funded amount. The Company is required to deposit at the closing of the related transaction an amount sufficient to make up the difference between these rates.

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

As of June 30, 1997 and December 31, 1996, the Company had open hedge positions of $86.4 million and $32.6 million, respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheet at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997 the Company's unrealized loss on open positions is $192,044 and $43,023 at December 31, 1996, on forward positions of United States Treasury securities.


NOTE C - COMMITMENTS AND CONTINGENCIES

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

                     SOUTHERN PACIFIC FUNDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of June 30, 1997, the Company had agreements to fund loans of $30.3 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements included in Item 1 of the Form 10-Q.

GENERAL

  The Company is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds to consolidate and refinance debt, finance home improvements and fund educational expenses. The Company originates and purchases loans through its Wholesale Division, its Correspondent Program, its Consumer Loan Division and its Strategic Alliance Program.

  The Company's primary source of revenue is the recognition of gains from the sale of interests in loans through securitizations. The Company recognizes gains from the sale of senior interests in trusts of loans as the excess of the net proceeds received on the sale and the fair value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans and a provision for credit losses. The fair value of the interest-only and residual certificates is an estimate of the present value of the future cash flows from such certificates, which are subject to the prepayment and loss characteristics of the underlying loans. The Company securitized and sold senior interests in loans with principal balances of $411.2 million and $130.6 million during the three months ended June 30, 1997 and 1996, respectively and $755.0 and $233.0 during the six months ended June 30, 1997, respectively. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.

Item 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

JUNE 30, 1997

  Loans held for sale increased $7.4 million or 3.3% to $230.5 million at June 30, 1997 from $223.1 million at December 31, 1996. The increase in loans held for sale is because the Company originated $812.6 million in loans while delivering $755.0 million in loans into securitizations, $10.0 million in loans to whole loan sales and brokering $40.0 million during the six months ended June 30, 1997.

  Interest-only and residual certificates increased $85.7 million or 98.5% to $172.7 million at June 30, 1997 from $87.0 million at December 31, 1996. The majority of this increase is the result of the securitizations, increasing the asset $83.4 million during the six months ended June 30, 1997. The Discounted recourse liability of $8.8 million at December 31, 1996 was reclassified as a reduction in the asset to comply with FAS 125, retroactive treatment applied.

  Accrued interest receivable increased $0.7 million or 21.9% to $3.9 million at June 30, 1997 from $3.2 million at December 31, 1996. This increase primarily reflects the increased loan production during the six months ended June 30, 1997.

  Premises and equipment, net increased $2.7 million or 90.0% to $5.7 million at June 30, 1997 from $3.0 million at December 31, 1996. This growth reflects the acquisition of computer and office equipment related to the Company's acquisition of new subsidiaries as well as increased computer and office equipment purchased for the opening of new regional branch centers during the six months ended June 30, 1997.

  Goodwill increased $2.7 million or 57.4% to $7.4 million at June 30, 1997 from $4.7 million at December 31, 1996. This growth reflects the company's acquisition of new subsidiaries.

  Other assets increased $0.5 million or 9.6% to $5.7 million at June 30, 1997 from $5.2 million at December 31, 1996. Other assets represent prepaid expenses, accounts receivable and bond issuance costs.

  Borrowings under warehouse lines of credit increased $39.3 million or 25.7% to $192.0 million at June 30, 1997 from $152.7 million at December 31, 1996 reflecting an increase in loan production over loan securitizations and sales of $7.6 million and an increased use of cash for operations of $31.7 million.

  Deferred tax liability increased $17.3 million or 94.0% to $35.7 million at June 30, 1997 from $18.4 million at December 31, 1996. This increase is the result of an increase in gains on sales of loans of $43.0 million during the six months ended June 30, 1997.

  Shareholders' equity increased $26.2 million or 30.8% to $111.3 million at June 30, 1997 from $85.1 million at December 31, 1996, due to net income for the six months ended June 30, 1997 of $26.1 million and the issuance of common stock under the Employee Stock Option Plan.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

  Total revenues increased $28.9 million or 209.4% to $42.7 million for the quarter ended June 30, 1997 from $13.8 million for the quarter ended June 30, 1996. During the same period, the Company's total expenses increased $14.6 million or 286.3% to $19.7 million from $5.1 million. As a result, the Company's net income increased $8.4 million or 168.0% to $13.4 million in the quarter ended June 30, 1997 from $5.0 million in the quarter ended June 30, 1996.

  The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations and securitication. Gains on sales of loans increased $23.6 million or 229.1% to $33.9 million in the second quarter ended June 30, 1997 from $10.3 million in the second quarter ended June 30, 1996. This increase was primarily the result of higher loan origination and purchase volume which resulted in a higher level of loan securitications. Within the second quarter ended June 30, 1997, Wholesale Division loan originations increased $170.0 million or 133.0% to $297.8 million compared to $127.8 million in the comparable period in 1996, Correspondent purchases of loans increased $25.8 million or 52.9% to $74.6 million in the quarter ended June 30, 1997 compared to $48.8 million in the comparable period in 1996, Consumer Loan Division loan originations increased to $20.3 million in the quarter ended June 30, 1997 from $0.0 million in the comparable period in 1996, Strategic Alliance loan originations increased to $46.9 million in the quarter ended June 30, 1997 from $0.0 million in the comparable period in 1996 and conforming loan originations increased to $15.0 million in the quarter ended June 30, 1997 from $0.0 million in the comparable period in 1996.

  As a result, total non-conforming and conforming loan originations and purchases increased $278.0 million or 157.4% to $454.6 million in the quarter ended June 30, 1997 from $176.6 million in the comparable period in 1996. Total loans of $411.2 million were securitized in the quarter ended June 30, 1997 compared to $130.6 million of loans securitized during the comparable period in 1996, with a weighted average net gain on securitization of 8.5% and 7.6%, respectively.

  Interest income increased $7.7 million or 334.8% to $10.0 million in the quarter ended June 30, 1997 from $2.3 million in the comparable period in 1996. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1997 resulting from the increased loan origination and purchase volume during such period.

  Securities valuation and other income decreased $2.4 million or 200.0% to $(1.2) million in the quarter ended June 30, 1997 from $1.2 million in the quarter ended June 30, 1996. The decrease was primarily the result of a $1.4 million decrease in securities valuation adjustments on interest-only and residual certificates, a $2.6 million adjustment to anticipated recourse liability and a $1.6 million increase in miscellaneous income.

  Interest expense increased $4.0 million or 222.2% to $5.8 million in the quarter ended June 30, 1997 from $1.8 million in the quarter ended June 30, 1996. The increase in interest expense was attributable to the interest costs associated with higher borrowings resulting from increased loan origination and purchase volume during the six months ended June 30, 1997.

  Personnel and commission expense increased $7.2 million or 327.3% to $9.4 million in the quarter ended June 30, 1997 from $2.2 million in the comparable period in 1996. The increase in personnel and commission expenses was primarily due to new acquisitions and increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of June 30, 1997 the Company operated 23 regional branch centers and satellite offices and employed 927 persons as compared to 13 regional branch centers and 175 employees as of June 30, 1996.

  General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $3.5 million or 318.2% to $4.6 million in the quarter ended June 30, 1997 from $1.1 million in the comparable period in 1996. The increase in general and administrative expense was primarily due to new acquisitions and the expenses incurred in association with the increase in the number of regional branch centers and satellite offices to 23 as of June 30, 1997 from 13 as of June 30, 1996 and increased loan origination and purchase volume.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

  Total revenues increased $53.9 million or 208.9% to $79.7 million for the six months ended June 30,1997 from $25.8 million for the six months ended June 30, 1996. During the same period, the Company's total expenses increased $25.7 million or 273.4% to $35.1 million for the six months ended June 30, 1997 from $9.4 million for the six months ended June 30, 1996. As a result, the Company's net earnings increased $16.7 million or 177.7% to $26.1 million in the six months ended June 30, 1997 from $9.4 million in the six months ended June 30, 1996.

  The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations and securitizations. Gains on sales of loans increased $43.0 million or 227.5% to $61.9 million in the six months ended June 30, 1997 from $18.9 million in the six months ended June 30, 1996. This increase was primarily the result of higher loan origination and purchase volume which resulted in a higher level of loan securitizations. Within the six months ended June 30, 1997, Wholesale Division loan originations increased $288.9 million or 139.8% to $495.5 million compared to $206.6 million in the comparable period in 1996, Correspondent purchases of loans increased $111.5 million or 209.6% to $164.7 million in the six months ended June 30, 1997 compared to $53.2 million in the comparable period in 1996, Consumer Loan Division loan originations increased to $30.1 million in the six months ended June 30, 1997 from $0.0 million in the comparable period in 1996, Strategic Alliance loan originations increased to $66.4 million in the six months ended June 30, 1997 from $0.0 million in the comparable period in 1996 and conforming loan originations increased to $55.9 million in the six months ended June 30, 1997 from $0.0 million in the comparable period in 1996. As a result, total non-conforming and conforming loan originations and purchases increased $552.8 million or 212.8% to $812.6 million in the six months ended June 30, 1997 from $259.8 million in the comparable period in 1996. Total loans of $755.0 million were securitized in the six months ended June 30, 1997 compared to $233.0 million of loans sold or securitized during the comparable period in 1996, with a weighted average net gain on securitization of 8.41% and 9.27% for the six months ending June 30, 1997 and 1996, respectively.

  Interest income increased $11.4 million or 228.0% to $16.4 million in the six months ended June 30, 1997 from $5.0 million in the comparable period in1996. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1997 resulting from the increased loan origination and purchase volume during such period.

  Securities valuation and other income decreased $0.6 million or 31.6% to $1.3 million in the quarter ended June 30, 1997 from $1.9 million in the quarter ended June 30, 1996. The decrease was primarily the result of a $0.3 million decrease in securities valuation adjustments on interest-only and residual certificates, a $2.6 million adjustment to anticipated recourse liability and a $2.3 million increase in miscellaneous income.

  Interest expense increased $6.0 million or 176.5% to $9.4 million in the six months ended June 30, 1997 from $3.4 million in the six months ended June 30, 1996. The increase in interest expense was attributable to the interest costs associated with higher borrowings due to a higher balance of loans held pending sale during 1997 resulting from increased loan origination and purchase volume during the period.

  Personnel and commission expense increased $12.4 million or 302.4% to $16.5 million in the six months ended June 30, 1997 from $4.1 million in the comparable period in 1996. The increase in personnel and commission expenses was primarily due to new acquisitions and increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of June 30, 1997 the Company operated 23 regional branch centers and satellite offices and employed 927 persons as compared to 13 regional branch centers and 175 employees as of June 30, 1996.

  General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $7.3 million or 384.2% to $9.2 million in the six months ended June 30, 1997 from $1.9 million in the comparable period in 1996. The increase in general and administrative expense was primarily due to new acquisitions and expenses incurred in association with the increase in the number of regional branch centers and satellite offices to 23 as of June 30, 1997 from 13 as of June 30, 1996 and increased loan origination and purchase volume.


LIQUIDITY AND CAPITAL RESOURCES

  The Company relies upon short-term warehouse facilities to fund loan originations and purchases. In November 1995, the Company entered into a warehouse and purchases facility (the "First Facility"). Under the First Facility, the Company has available a $200 million warehouse line of credit secured by the loans the Company originates and purchases. The First Facility extends through August 24, 1997. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the First Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the First Facility, (ii) selling any asset other than in the ordinary course of business and (iii) guaranteeing the debt obligations of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



  In October 1996, the Company entered into a second warehouse facility (the "Second Facility"). Under the Second Facility, the Company has available a $400 million warehouse line of credit secured by the loans the Company originates or purchases using the facility. The second facility extends through October 22, 1997. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the Second Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the second Facility, (ii) selling any assets other than in the ordinary course of business and (iii) guaranteeing the debt obligations of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements.

  Prior to January 1, 1994, the Company sold its loans to institutional purchasers in whole loan transactions. In March 1994, the Company completed its first securitization of loans for $44.5 million. During the six months ending June 30, 1997 and the years ended December 31, 1996, 1995 and 1994, the Company securitized $755.0 million, $657.4 million, $164.7 million and $70.2 million, respectively. The Company expects to continue to depend on its ability to securitize loans in the secondary market. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at increased levels. In addition, in order to gain access to the securitization market, the Company has relied on credit enhancements provided by monoline insurance companies to guarantee senior interests in the related securitization trusts to enable it to obtain an "AAA/Aaa" rating for such interests. The Company has also relied on credit enhancements structured within the securitization that sold portions of the loan interests as subordinated to more senior interests in the securitization (the "Senior/Sub Structure"). Any substantial reductions in the size or availability of the securitization market for the Company's loans or the unwillingness of insurance companies to guarantee senior interests in the Company's loan pools could have a material adverse effect on the Company's results of operations and financial condition. The Company will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates in the loans sold. The use of cash in excess of cash generated was primarily the result of the ongoing cash requirements of the Company's operations and the sale of loans through securitizations and the resulting investment in interest-only and residual certificates. The Company has historically invested its entire gains on securitization in the related interest-only and residual certificates resulting in an insignificant net cash flow from the securitizations to the Company.

CASH FLOWS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996


  Operating Activities. For the six months ended June 30, 1997, the Company's operating activities used cash of $7.5 million on a short term basis from originating mortgage loans held for sale and $84.0 from interest-only and residual certificates. Total cash used in operating activities decreased $0.7 million to $31.1 million for the six months ended June 30, 1997 as compared to $31.9 for the six months ended June 30, 1996.

  Investment Activities. Net cash used in investing activities increased to $6.3 million for the six months ended June 30, 1997 from $1.9 million for the six months ended June 30, 1996 relating to the acquisition of new subsidiaries.

  Financing Activities. Net cash provided by financing activities increased $3.7 million to $39.4 million for the six months ended June 30, 1997 as compared to $35.7 million for the six months ended June 30, 1996. The increase in net cash provided was primarily the result of $39.3 million in proceeds from the borrowings under warehouse lines of credit. As of June 30, 1997, total cash on hand amounted to $16.3 million as compared to $14.2 million at December 30, 1996.


RECENT DEVELOPMENTS


  During the second quarter of 1997, the Company appointed two new individuals to key positions to strengthen senior management infrastructure. In April 1997, John D. Horak joined the Company in a newly created position as Senior Vice President, Credit and Risk Manager to oversee credit management policies and procedures. In June 1997, the Company appointed Peter F. Makowiecki as Executive Vice President, Chief Financial Officer and Secretary. Mr. Makowiecki is responsible for the administration of the accounting, finance, treasury, tax, audit and secondary marketing functions as well as the strategic alliance initiative of the Company. Mr. Makowiecki fills the position held on an interim basis by Bernard A. Guy, Executive Vice President.

  In the second quarter of 1997, the Company restructured the Retail/Telemarketing Division to be included in the Consumer Loan Division which was newly formed during the first quarter of 1997.

  During the third quarter of 1997, the Company also formed a new subsidiary that will operate as Home America. Home America will also originate high loan-to-value second mortgage products through direct retail origination channels and wholesale channels. Three experienced senior management individuals were hired to operate the subsidiary. The high loan-to-value second mortgages originated through the Consumer Loan Division and Home America will be sold servicing released for cash or will be held for future securitization.

  In May 1997, the Company capitalized a new subsidiary, Oceanmark Financial Corporation, and acquired management, fixed assets and residual assets from Oceanmark Bank in a cash transaction. Oceanmark Financial Corporation originates non-conforming home equity loans through a national network of mortgage brokers. The subsidiary operates five regional branch offices located in Florida, Georgia, Virginia, Michigan and Missouri.

  Beginning in the second quarter of 1997, the Company began originating loans through a subsidiary established in 1996, Southern Pacific Mortgage Limited. This wholly-owned subsidiary is located in London, England and provides non-conforming home equity loans in the United Kingdom. Southern Pacific Mortgage Limited originates loans through a network of loan brokers and packagers, an origination conduit similar to Southern Pacific Funding's Wholesale Division. Non-conforming loans originated will be held for future whole loan sales or securitization. Loan servicing for securitized loans will be provided through sub-servicing relationships. This subsidiary has funded more than $27.9 million in non-conforming loans through June 30, 1997.

  The Company has also entered into a residual financing facility of $30 million that allows the Company to obtain debt secured by interest-only and residual certificates. The facility required the Company to encumber interest-only and residual certificates totaling approximately two times the debt financed. The Company's facility is committed for 18 months and would pay down through the cash flows of the encumbered interest-only and residual certificates. The Company has drawn upon $29.4 million of this facility.

  The Company obtained a short-term $15.0 million working capital facility from Imperial Credit Industries, Inc. This facility had a 60 day maturity from its draw date. The Company drew down the $15 million on July 16, 1997 and repaid the facility on August 11, 1997.

  The Company has also signed a commitment letter on a $100 million 364 day warehouse facility to finance first mortgage loans and high loan-to-value ("LTV") second mortgage loans. The Company plans on utilizing this line during the third quarter of 1997. This agreement would have covenant and operating requirements similar to its other warehousing facilities and that are typical of these types of agreements within the industry.

RECENT ACCOUNTING DEVELOPMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time the Company has determined that this Statement will have no significant impact on the financial position or results for operations for 1997.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time the Company has determined that this Statement will have no significant impact on the financial position or results of operations for 1997.

                           PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               11     Statement regarding computation of per share earnings
                      (loss)

               27     Financial Data Schedule


        (b)    Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended June 30, 1997.

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


                                       Southern Pacific Funding Corporation
                                       ------------------------------------
                                                   (Registrant)



                                       By: /s/ Robert W. Howard
                                           -------------------------
                                           Robert W. Howard
                                           President and
                                           Chief Executive Officer



                                       By: /s/ Peter F. Makowiecki
                                           -------------------------
                                           Peter F. Makowiecki
                                           Chief Financial Officer


Dated:  August 11, 1997