Form 10-Q
period 1997-09-30
SOUTHERN PACIFIC FUNDING CORP
filed 1997-11-10
CIK 1011836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997
                                       OR
         (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                            Commission File Number

                                    1-11785
                                    -------

                     SOUTHERN PACIFIC FUNDING CORPORATION
            (Exact name of registrant as specified in its charter)


         California                                       33-0636924
         ----------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

One Centerpointe Drive, Suite 500, Lake Oswego, OR         97035
--------------------------------------------------         -----
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

(X) Yes   (_) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1997: 20,760,150 shares.

                     SOUTHERN PACIFIC FUNDING CORPORATION
                                   FORM 10-Q
                  THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997




TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

PART I   FINANCIAL INFORMATION
------------------------------

    Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets
                  at September 30, 1997 and December 31, 1996              2

                  Condensed Consolidated Statements of Earnings for
                  the three month periods ended September 30, 1997
                  and 1996 and for the nine month periods ended
                  September 30, 1997 and 1996                              3

                  Condensed Consolidated Statements of Cash Flows
                  for the nine month periods ended September 30,
                  1997 and 1996                                            4

                  Notes to Condensed Consolidated Financial Statements     5-6


    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 7- 15


PART II OTHER INFORMATION
-------------------------

    Item 6 - Exhibits and Reports on Form 8-K                              16-17

         Signatures                                                        18



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL INFORMATION

                     SOUTHERN PACIFIC FUNDING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,               December 31,
                                                                                  1997                        1996
                                                                             -------------              -------------
                                                                               (UNAUDITED)
ASSETS
Cash                                                                         $  27,732,088               $ 14,175,566
Loans held for sale                                                            213,915,174                223,059,102
Interest-only and residual certificates, net                                   216,179,202                 87,016,900
Accrued interest receivable                                                      3,395,796                  3,181,449
Premises and equipment, net                                                      7,059,786                  3,036,388
Goodwill                                                                         6,848,623                  4,742,571
Other assets                                                                    21,203,552                  5,165,048
                                                                             -------------               ------------
            Total assets                                                      $496,334,221               $340,377,024
                                                                             =============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowings under warehouse lines of credit                                     192,595,674                152,680,395
Notes payable                                                                   32,760,310                          -
Deferred tax liability                                                          41,098,277                 18,445,495
Convertible subordinated debentures                                             75,000,000                 75,000,000
Other liabilities                                                               29,589,981                  9,164,901
                                                                        ------------------        -------------------

            Total liabilities                                                  371,044,242                255,290,791


Shareholders' equity:
Preferred stock, $.01 par value,
            5,000,000 shares authorized; none issued or
            outstanding at September 30, 1997
            and December 31, 1996                                                        -                          -
Common stock, no par value,
            75,000,000 shares authorized; 20,760,150
            issued and outstanding at September 30, 1997
            and 20,737,500 at December 31, 1996                                 54,098,931                 53,798,099
Contributed capital                                                                247,500                    247,500
Translation adjustment                                                             (15,287)                         -
Retained earnings                                                               70,958,835                 31,040,634
                                                                        ------------------        -------------------
            Total shareholders' equity                                         125,289,979                 85,086,233
                                                                        ------------------        -------------------
                                                                        ------------------        -------------------
            Total liabilities and shareholders' equity                        $496,334,221               $340,377,024
                                                                        ==================        ===================

                See accompanying notes to financial statements.

                     SOUTHERN PACIFIC FUNDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                             Three month periods ended               Nine month periods ended
                                                                   September 30,                          September 30,
                                                             1997                 1996               1997                1996
                                                             ----                 ----               ----                ----

Revenue:

         Gains on sales of loans                         $39,647,780          $15,245,040       $101,586,159          $34,130,738
         Interest income                                  11,282,263            3,358,564         27,709,293            8,326,360
         Securities valuation and other income              (828,860)           2,393,869            469,108            4,295,679
                                                         -----------          -----------       ------------          -----------
              Total revenue                               50,101,183           20,997,473        129,764,560           46,752,777
                                                         -----------          -----------       ------------          -----------

Expenses:

         Interest on borrowings                            8,593,881            1,390,511         17,989,275            4,755,742
         Personnel and commission expense                 10,955,539            3,292,858         27,419,411            7,397,915
         General and administrative expense                6,885,303            2,020,151         16,119,632            3,955,273
                                                         -----------          -----------       ------------          -----------
              Total expenses                              26,434,723            6,703,520         61,528,318           16,108,930
                                                         -----------          -----------       ------------          -----------

Income before taxes                                       23,666,460           14,293,953         68,236,242           30,643,847
Income taxes                                               9,821,581            6,074,964         28,318,041           13,029,394
                                                         -----------          -----------       ------------          -----------
              Net earnings                               $13,844,879          $ 8,218,989       $ 39,918,201          $17,614,453
                                                         ===========          ===========       ============          ===========

NET INCOME PER SHARE:
    Primary                                              $     0.62           $      0.37       $       1.79          $      0.93
                                                         ===========          ===========       ============          ===========
    Fully Diluted                                        $      0.57          $      0.37       $       1.65          $      0.93
                                                         ===========          ===========       ============          ===========

Weighted average number of shares outstanding-
    primary                                               22,330,683           22,132,956         22,285,648           18,986,723
                                                         ===========          ===========       ============          ===========
 Weighted average number of shares outstanding-
    fully diluted                                         25,481,808           22,132,956         25,436,773           18,986,723
                                                         ===========          ===========       ============          ===========

                 See accompanying notes to finacial statements

                     SOUTHERN PACIFIC FUNDING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                       1997                     1996
                                                                                       ----                     ----
Cash flows from operating activities:
Net income                                                                         $  39,918,201             $ 17,614,453
Adjustments to reconcile net income to net
    cash used in operating activities:
         Depreciation and amortization                                                 1,636,499                  375,830
         Translation adjustment                                                          (15,287)                       -
         Securities valuation income                                                    (165,134)              (3,652,393)
         Changes in certain assets and liabilities, net of effect
           of acquisitions and contribution transaction:
              Loans held for sale                                                      9,143,928              (78,527,193)
              Loans held under repurchase agreement                                           --               12,800,565
              Net change in interest only and residual
                certificates                                                        (128,997,168)             (43,943,571)
              Accrued interest receivable                                               (214,347)                  17,480
              Deferred tax liability                                                  22,652,782                        -
              Other assets                                                           (15,621,433)              (2,017,296)
              Other liabilities                                                       20,425,080               14,201,474
                                                                                   -------------             ------------

Net cash used in operating activities                                                (51,236,879)             (83,130,651)
                                                                                   -------------             ------------

Cash flows from investing activities:

Payment for acquisitions                                                              (3,800,000)                       -
Purchases of premises and equipment                                                   (4,383,020)              (2,169,510)
                                                                                   -------------             ------------
Net cash used in investing activities                                                 (8,183,020)              (2,169,510)
                                                                                   -------------             ------------

Cash flows from financing activities:
    Net changes in:
Borrowings (repayments) under
    warehouse lines of credit                                                         39,915,279               44,948,298
Notes payable                                                                         32,760,310                        -
Borrowings from SPTL                                                                           -                  322,053
Bank overdraft                                                                                 -                 (881,517)
Proceeds from issuance of common stock                                                   300,832               53,758,259
                                                                                   -------------             ------------
Net cash provided by financing activities                                             72,976,421               98,147,093
                                                                                   -------------             ------------

Net change in cash                                                                    13,556,522               12,846,932
Cash at beginning of period                                                           14,175,566                        -
                                                                                   -------------             ------------
Cash at end of period                                                              $  27,732,088             $ 12,846,932
                                                                                   =============             ============

                See accompanying notes to financial statements

                     SOUTHERN PACIFIC FUNDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto included in the Company's Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, contingent assets and liabilities and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.



NOTE B - HEDGING TRANSACTIONS

The market value of fixed-rate mortgage loans has a greater sensitivity to changes in market interest rates than adjustable-rate mortgage loans. As the Company's production of fixed-rate mortgage loans has increased, the Company has begun to implement various hedging strategies to mitigate the change in market value of fixed-rate mortgage loans held for sale between the dates of origination and sale. Commencing in August 1995, these strategies have included selling short and selling forward United States Treasury securities and pre-funding loan originations in its securitizations. The Company currently hedges its fixed-rate mortgage loans held for sale by selling forward a combination of United States Treasury securities of various maturities whose combined change in value due to a change in interest rates closely approximates the change in value of the mortgage loans hedged. In the future the Company may hedge its variable-rate mortgage loans and its interest-only and residual certificates with hedging transactions which may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

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

As of September 30, 1997 and December 31, 1996, the Company had open hedge positions of $0 million and $32.6 million, respectively, related to the sales of United States Treasury securities in the forward market.


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

Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of September 30, 1997, the Company had agreements to fund loans of $27.0 million.

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

    The Company's primary source of revenue is the recognition of gains from the sale of interests in loans through securitizations. The Company recognizes gains from the sale of senior interests in loans to trust as the excess of the net proceeds received on the sale and the fair value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans. The fair value of the interest-only and residual certificates is an estimate of the present value of the future cash flows from such certificates, which are subject to the prepayment and loss characteristics of the underlying loans. The Company securitized and sold senior interests in loans with principal balances of $450.0 million and $189.4 million during the three months ended September 30, 1997 and 1996, respectively and $1.2 billion and $422.4 million during the nine months ended September 30, 1997 and 1996, respectively. The Company sold loans through whole loan transactions with principal balances of $129.1 million and $0 million during the three months ended September 30, 1997 and 1996, respectively and $150.1 million and $0 million during the nine months ended September 30, 1997 and 1996, respectively. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.

FINANCIAL CONDITION

SEPTEMBER 30, 1997

    Loans held for sale decreased $9.2 million or 4.1% to $213.9 million at September 30, 1997 from $223.1 million at December 31, 1996. The decrease in loans held for sale resulted from residential loan originations and purchases of $1,302.4 million and commercial loan originations of $53.9 million. This was offset by higher sales of loans into securitizations of $1,205.0 million, whole loan sales of $150.1 million and a $10.4 million reduction in deferred loan costs.

    Interest-only and residual certificates increased $129.2 million or 148.5% to $216.2 million at September 30, 1997 from $87.0 million at December 31, 1996. The majority of this increase is the result of the securitizations, increasing the asset $129.3 million during the nine months ended September 30, 1997.

    Accrued interest receivable increased $0.2 million or 6.3% to $3.4 million at September 30, 1997 from $3.2 million at December 31, 1996. This increase reflects the increased loan production during the nine months ended September 30, 1997 and the increased time the loans were held for sale prior to securitization.

    Premises and equipment, net increased $4.1 million or 136.7% to $7.1 million at September 30, 1997 from $3.0 million at December 31, 1996. This growth reflects the acquisition of computer and office equipment from the Company's acquisition of new subsidiaries as well as increased computer and office equipment purchased for the opening of new regional branch centers during the nine months ended September 30, 1997.

    Goodwill increased $2.1 million or 44.7% to $6.8 million at September 30, 1997 from $4.7 million at December 31, 1996. This growth reflects the company's acquisition of new subsidiaries.

    Other assets increased $16.0 million or 307.7% to $21.2 million at September 30, 1997 from $5.2 million at December 31, 1996. Other assets represent prepaid expenses, accounts receivable, bond issuance costs and a receivable from an affiliate of $14.3 million at September 30, 1997.

    Borrowings under warehouse lines of credit increased $39.9 million or 26.1% to $192.6 million at September 30, 1997 from $152.7 million at December 31, 1996 reflecting an increase in loan production over loan securitizations and sales of $1.2 million and an increased use of cash for operations of $38.7 million.

    Notes payable increased $32.8 million or 100% to $32.8 million at September 30, 1997 from $0.0 million at December 31, 1996. $29.4 million of the increase in notes payable reflects the Company entering into a residual financing facility that allows the Company to obtain debt secured by interest-only and residual certificates. At September 30, 1997, the Company had drawn upon $29.4 million of this facility.

    Deferred tax liability increased $22.7 million or 123.4% to $41.1 million at September 30, 1997 from $18.4 million at December 31, 1996. This increase is the result of an increase in gains on sales of loans of $67.5 million during the nine months ended September 30, 1997.

    Shareholder's equity increased $40.2 million or 47.2% to $125.3 million at September 30, 1997 from $85.1 million at December 31, 1996, due to net earnings for the nine months ended September 30, 1997 of $39.9 million and the issuance of common stock under the Employee Stock Option Plan.


RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

    Total revenues increased $29.1 million or 138.6% to $50.1 million for the quarter ended September 30, 1997 from $21.0 million for the quarter ended September 30, 1996. During the same period, the Company's total expenses increased $19.7 million or 294.0% to $26.4 million from $6.7 million. As a result, the Company's net income increased $5.6 million or 68.3% to $13.8 million in the quarter ended September 30, 1997 from $8.2 million in the quarter ended September 30, 1996.

    The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations, securitizations and whole loan sales. Gains on sales of loans increased $24.4 million or 160.5% to $39.6 million in the quarter ended September 30, 1997 from $15.2 million in the quarter ended September 30, 1996. This increase was primarily the result of higher loan origination and purchase volume which resulted in a higher level of loan securitizations and whole loan sales.

    Within the quarter ended September 30, 1997, Wholesale Division loan originations increased $201.4 million or 131.8% to $354.2 million compared to $152.8 million in the comparable period in 1996, Correspondent purchases of loans decreased $27.1 million or 35.1% to $50.1 million in the quarter ended September 30, 1997 compared to $77.2 million in the comparable period in 1996, Consumer Loan Division loan originations increased $45.1 million to $45.4 million in the quarter ended September 30, 1997 compared to $0.3 million in the comparable period in 1996, Strategic Alliance loan originations increased to $96.0 million in the quarter ended September 30, 1997 from $0.0 million in the comparable period in 1996 and commercial loan originations increased to

$32.9 million in the quarter ended September 30, 1997 from $0.0 million in the comparable period in 1996. As a result, total residential and commercial loan originations and purchases increased $348.3 million or 151.2% to $578.6 million in the quarter ended September 30, 1997 from $230.3 million in the comparable period in 1996. Total loans of $450.0 million were securitized in the quarter ended September 30, 1997 compared to $189.4 million of loans securitized during the comparable period in 1996, with a weighted average net gain on securitization of 7.8% and 7.7%, respectively.

    Interest income increased $7.9 million or 232.4% to $11.3 million in the quarter ended September 30, 1997 from $3.4 million in the comparable period in 1996. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1997 resulting from the increased loan origination and purchase volume during such period.

    Securities valuation and other income decreased $3.2 million or 133.3% to $(0.8) million in the quarter ended September 30, 1997 from $2.4 million in the quarter ended September 30, 1996. The decrease was primarily the result of a $3.2 million decrease in securities valuation adjustments on interest-only and residual certificates and a $0.4 million adjustment to anticipated recourse liability offset by a $0.4 million increase in miscellaneous income.

    Interest expense increased $7.2 million or 514.3% to $8.6 million in the quarter ended September 30, 1997 from $1.4 million in the quarter ended September 30, 1996. The increase in interest expense was attributable to the interest costs associated with higher borrowings resulting from increased loan origination and purchase volume during the quarter ended September 30, 1997.

    Personnel and commission expense increased $7.7 million or 233.3% to $11.0 million in the quarter ended September 30, 1997 from $3.3 million in the comparable period in 1996. The increase in personnel and commission expense was primarily due to new acquisitions and increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of September 30, 1997 the Company operated 39 regional and satellite offices and employed 857 persons as compared to 15 regional and satellite offices and 217 employees as of September 30, 1996.

    General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $4.9 million or 245.0% to $6.9 million in the quarter ended June 30, 1997 from $2.0 million in the comparable period in 1996. The increase in general and administrative expense was primarily due to the expenses incurred in association with the increase in the number of regional and satellite offices and increased loan origination and purchase volume.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Total revenues increased $83.0 million or 177.4% to $129.8 million for the nine months ended September 30, 1997 from $46.8 million for the nine months ended September 30, 1996. During the same period, the Company's total expenses increased $45.4 million or 282.0% to $61.5 million for the nine months ended September 30, 1997 from $16.1 million for the nine months ended September 30, 1996. As a result, the Company's net income increased $22.3 million or 126.7% to $39.9 million in the nine months ended September 30, 1997 from $17.6 million in the nine months ended September 30, 1996.

     The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations, securitizations and whole loan sales. Gains on sales of loans increased $67.5 million or 197.9% to $101.6 million in the nine months ended September 30, 1997 from $34.1 million in the nine months ended September 30, 1996. This increase was primarily the result of higher loan origination and purchase volume which resulted in a higher level of loan securitizations and whole loan sales.

     Within the nine months ended September 30, 1997, Wholesale Division loan originations increased $490.2 million or 136.4% to $849.6 million compared to $359.4 million in the comparable period in 1996, Correspondent purchases of loans increased $84.3 million or 64.6% to $214.8 million in the nine months ended September 30, 1997 compared to $130.5 million in the comparable period in 1996, Consumer Loan Division loan originations increased $75.2 million to $75.5 million in the nine months ended September 30, 1997 compared to $0.3 million in the comparable period in 1996, Strategic Alliance loan originations increased to $162.4 million in the nine months ended September 30, 1997 from $0.0 million in the comparable period in 1996 and commercial loan originations increased to $53.9 million in the nine months ended September 30, 1997 from $0.0 million in the comparable period in 1996. As a result, total residential and commercial loan originations and purchases increased $866.0 million or 63.9% to $1,356.2 million in the nine months ended September 30, 1997 from $490.2 million in the comparable period in 1996. Total loans of $1,205.0 million were securitized in the nine months ended September 30, 1997 compared to $422.4 million of loans securitized during the comparable period in 1996, with a weighted average net gain on securitization of 8.2% and 8.1%, respectively.

     Interest income increased $19.4 million or 233.7% to $27.7 million in the nine months ended September 30, 1997 from $8.3 million in the comparable period in 1996. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1997 resulting from the increased loan origination and purchase volume during such period as compared to the corresponding period in 1996.

     Securities valuation and other income decreased $3.8 million or 88.4% to $0.5 million in the nine months ended September 30, 1997 from $4.3 million in the nine months ended September 30, 1996. The decrease was primarily the result of a $3.5 million decrease in securities valuation adjustments on interest-only and residual certificates and a $3.3 million adjustment to anticipated recourse liability offset by a $3.0 million increase in miscellaneous income.

     Interest expense increased $13.2 million or 275.0% to $18.0 million in the nine months ended September 30, 1997 from $4.8 million in the nine months ended September 30, 1996. The increase in interest expense was attributable to the interest costs associated with higher borrowings due to a higher balance of loans held pending sale during 1997 resulting from increased loan origination and purchase volume during 1997 as compared to 1996.

     Personnel and commission expense increased $20.0 million or 270.3% to $27.4 million in the nine months ended September 30, 1997 from $7.4 million in the comparable period in 1996. The increase in personnel and commission expense was primarily due to new acquisitions and increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of September 30, 1997 the Company operated 39 regional and satellite offices and employed 857 persons as compared to 15 regional and satellite offices and 217 employees as of September 30, 1996.

     General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $12.1 million or 302.5% to $16.1 million in the nine months ended September 30, 1997 from $4.0 million in the comparable period in 1996. The increase in general and administrative expense was primarily due to the expenses incurred in association with the increase in the number of regional and satellite offices and increased loan origination and purchase volume.


LIQUIDITY AND CAPITAL RESOURCES


     The Company uses the cash it receives from whole loan sales, loans sold through securitizations, pre-funding mechanisms through its securitizations, loan origination fees, net interest income and borrowings under its warehouse facilities to meet its working capital needs. The Company's cash requirements include the funding of loan originations and purchases, payment of interest expenses, funding the over-collateralization requirements for securitizations and the payment of operating expenses, income taxes and capital expenditures.
As a result of increased loan originations and purchases and its growing securitization program, under which the Company sells loans through securitizations and retains interest-only and residual certificates in the loans sold, the

Company has operated, and expects to continue to operate in a manner, on a negative cash flow basis. The Company has historically invested its entire gain on securitization in the related interest-only and residual certificates resulting in an insignificant net cash flow to the Company from the securitization. The Company's sale of loans through securitizations has resulted in the recognition of a gain on securitization by the Company. The recognition of this gain on securitization has a negative impact on the cash flow of the Company because, although significant costs are incurred upon closing the transactions which give rise to such gain, the Company does not receive the cash representing the gain until later periods as the related loans are repaid or otherwise collected. As a result the Company relies upon short-term warehouse facilities to fund loan originations and purchases and current working capital obligations.

     In November 1995, the Company entered into a warehouse and purchases facility (the "First Facility"). Under the First Facility, the Company has available a $200 million warehouse line of credit secured by the loans the Company originates and purchases. The First Facility extends through November 24, 1997. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the First Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the First Facility, (ii) selling any asset other than in the ordinary course of business and (iii) guaranteeing the debt obligations of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreement.

     In October 1996, the Company entered into a second warehouse facility (the "Second Facility"). Under the Second Facility, the Company has available a $400 million warehouse line of credit secured by the loans the Company originates or purchases using the facility. The Second Facility extends through February 5, 1998. The Company is required to comply with various operating and financial covenants as defined in the agreement governing the Second Facility. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the Second Facility, (ii) selling any assets other than in the ordinary course of business and (iii) guaranteeing the debt obligations of any other entity. The continued availability of funds provided to the Company under this facility is subject to the Company's continued compliance with the operating and financial covenants contained in such agreement.

     The Company also has a $100 million, 364 day warehouse facility to finance first mortgage loans and high LTV second mortgage loans. This facility has covenant and operating requirements similar to the Company's other warehouse facilities and expires August 21, 1998.

     The Company also entered into a residual financing facility of $30 million that allows the Company to obtain debt secured by interest-only and residual certificates. The

Company had drawn upon $29.4 million of this facility at September 30, 1997. The facility was repaid on November 4, 1997.

     Prior to January 1, 1994, the Company sold its loans to institutional purchasers in whole loan transactions. In March 1994, the Company completed its first securitization of loans for $44.5 million. During the nine months ended September 30, 1997 and the years ended December 31, 1996, 1995 and 1994, the Company securitized $1,205.0 million, $657.4 million, $164.9 million and $70.2 million, respectively. The Company expects to continue to depend on its ability to securitize loans in the secondary market to generate cash proceeds for repayment of its warehouse lines and to create credit availability to purchase additional loans. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Comp [SET NEW] e it to obtain an "AAA/Aaa" rating for such interests. The Company has also relied on credit enhancements structured within the securitization that sold portions of the loan interests as subordinated to more senior interests in the securitization. Any substantial reductions in the size or availability of the securitization market for the Company's loans or the unwillingness of insurance companies to guarantee senior interests in the Company's loan pools could have a material adverse effect on the Company's results of operations and financial condition.


CASH FLOWS

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Operating Activities. For the nine months ended September 30, 1997, the Company's operating activities used cash of $129.0 from interest-only and residual certificates. Total cash used in operating activities decreased $28.9 million to $54.2 million for the nine months ended September 30, 1997 as compared to $83.1 for the nine months ended September 30, 1996.

     Investment Activities. Net cash used in investing activities increased to $5.2 million for the nine months ended September 30, 1997 from $2.2 million for the nine months ended September 30, 1996. This increase was primarily caused by the acquisition of new subsidiaries.

     Financing Activities. Net cash provided by financing activities decreased $25.1 million to $73.0 million for the nine months ended September 30, 1997 as compared to $98.1 million for the nine months ended September 30, 1996. The decrease in net cash provided was primarily the result of $39.9 million in proceeds from the borrowings under warehouse lines of credit. As of September 30, 1997, total cash on hand amounted to $27.7 million as compared to $14.2 million at December 31, 1996.


RECENT DEVELOPMENTS

     The Company signed a definitive agreement to purchase the loan servicing operations of North American Mortgage Company ("NAMCO"). Under the terms of the agreement, the Company will acquire NAMCO's servicing operation assets and retain its experienced senior management team and loan servicing employees. NAMCO's loan servicing operation is located in Santa Rosa, California

     The Company completed a $100 million offering of senior notes with a coupon of 11.5% and a maturity of November 1, 2004. The notes were priced at par. The notes have been rated B2 by Moody's Investors Service, B+ by Fitch Investors Service and B- by Standard & Poor's Rating Services.

     The net proceeds will be used to repay outstanding indebtedness, to fund future loan originations and purchases, to support securitization transactions, for potential acquisitions of complementary companies and for general corporate purposes.


RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. At this time the Company has determined that this Statement will have no significant impact on the financial position or results of operations for 1997.

                           PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11.1 - Statement regarding computation of per share earnings
                      (loss)
               27.1 - Financial Data Schedule (EDGAR Filing only)


          (b)  Reports on Form 8-K
               There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

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



                                        Southern Pacific Funding Corporation
                                        ------------------------------------
                                                    (Registrant)



                                        By: /s/ Robert W. Howard
                                            -----------------------
                                            Robert W. Howard
                                            Chief Executive Officer
                                            (principal executive officer)

                                        By: /s/ Peter F. Makowiecki
                                            ------------------------
                                            Peter F. Makowiecki
                                            Chief Financial Officer
                                            (principal financial and chief
                                            accounting officer)


Dated:  November 11, 1997