Form 10-K405
period 1997-12-31
SOUTHERN PACIFIC FUNDING CORP
filed 1998-03-31
CIK 1011836

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 1-11785

                               ----------------

                     SOUTHERN PACIFIC FUNDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      33-0636924
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        4949 MEADOWS ROAD, SUITE 600                               97035
               LAKE OSWEGO, OR                                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (503) 303-5400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                 6.75% CONVERTIBLE SUBORDINATED NOTES DUE 2006
                        11 1/2 % SENIOR NOTES DUE 2004
                             (TITLE OF EACH CLASS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            NEW YORK STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  As of March 12, 1998, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $185,472,975 based on the closing price of the registrant's Common Stock as reported on the New York Stock Exchange. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates: this assumption is not deemed to be an admission by such persons that they are affiliates of the registrant.

  As of March 12, 1998, the shares outstanding of the registrant's class of common stock were as follows: 20,734,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III, items 10, 11, 12 and 13, incorporate by reference Southern Pacific Funding Corporation's definitive proxy statement to shareholders for the 1998 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SOUTHERN PACIFIC FUNDING CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    15
 Item 3.  Legal Proceedings..............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders............    16

                                      PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    16
 Item 6.  Selected Financial Data........................................    17
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    19
          Factors That May Affect Future Results.........................    23
 Item 8.  Financial Statements and Supplementary Data....................    32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    53

                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    53
 Item 11. Executive Compensation.........................................    53
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    53
 Item 13. Certain Relationships and Related Transactions.................    53

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    53
          Signatures.....................................................    56

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Southern Pacific Funding Corporation ("SPFC" or the "Company") is a specialty finance company engaged in the business of originating, purchasing and selling non-conforming mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for purposes such as mortgage refinancing, home purchase, debt consolidation, home improvements and educational expenditures. The Company focuses primarily on lending to individuals who have significant equity in the value of their homes but have impaired or limited credit histories. As a result, the Company's customers are less likely to qualify for loans from conventional mortgage lenders and generally pay higher interest rates than interest rates charged by conventional mortgage lenders.

  The Company's origination strategy is to develop and maintain diversified production channels that enable the Company to originate and purchase loans on a consistent, low cost basis. The Company's total direct costs of production, which include premiums paid on all loans originated or purchased, net of origination fees collected, for the years ended December 31, 1996 and 1997 were 1.6% and 2.4%, respectively, of loans produced. The Company originates or purchases loans in all 50 states, the District of Columbia and the United Kingdom through its Wholesale Division, Strategic Alliance Program, Correspondent Program and Consumer Loan Division.

  The Company obtains the servicing rights on all loans it originates or purchases. Through 1997 the Company outsourced substantially all its loan servicing operations to Advanta Mortgage Corp. USA, ("Advanta"), which the Company believes is the largest third-party servicer of non-conforming home equity loans. This subservicing arrangement allowed the Company to increase the volume of loans it originated and purchased without incurring an overhead investment in a loan servicing operation, but subjected the Company to risks associated with inadequate or untimely service.

  To eliminate exposure to these risks and capture the revenues associated with loan servicing, in December 1997 the Company purchased the loan servicing operations of North American Mortgage Company ("NAMC"). The Company acquired NAMC's servicing operations assets and retained its loan servicing employees. This acquisition allowed the Company in mid-January 1998 to begin its own loan servicing operations for all new loans originated and purchased. In the second quarter of 1998, the Company plans to transfer to its internal servicing department the servicing of the loans included in the Company's Series 97-4 securitization completed in December 1997. In addition, all non-securitized loans originated and purchased in December 1997 and January 1998 will also be transferred to its servicing operations. See "Factors That May Affect Future Results--Risks of Servicing"

BUSINESS STRATEGY

  Emphasize Low Cost Originations. The Company's origination strategy is to develop and maintain diversified production channels that enable the Company to originate or purchase mortgage loans on a consistent, low cost basis. The Company's total direct costs of production include premiums paid to originate or purchase loans, net of origination fees collected. The Company believes by focusing its loan origination growth through its Wholesale Division and its Consumer Loan Division, it will be able to reduce its overall costs of loan production. In addition, the Company emphasizes an overhead cost control structure to benefit from economies of scale while supporting the growth of the Company.

  Emphasize Strong Underwriting Policies and Procedures. The Company's underwriters use underwriting standards developed by the Company that emphasize both credit quality of the borrower and the collateral value of real estate. All first lien loans originated or purchased by the Company are underwritten or re-underwritten, undergo an appraisal review by the Company's underwriters and are subject to further review from the Company's quality control personnel. The Company monitors the performance of the loans it originates and purchases with a view towards modifying underwriting procedures as appropriate.

  Develop and Expand Production Channels. The Company seeks to increase loan originations and purchases through the development of new branches for its Wholesale Division and its Consumer Loan Division. This development will occur by opening new offices and acquiring branch mortgage operations. The Company also seeks to expand the Wholesale Division's loan originations by establishing new independent mortgage broker relationships in both existing and new markets.

  Maximize Liquidity and Diversify Funding Sources. The Company intends to continue to expand and diversify its short-term funding sources in order to improve cash flow by seeking higher advance rates from its warehouse facilities. In addition, the Company intends to improve its liquidity and financial condition through optimizing securitization structures as well as through the monetization of certain assets. The Company's asset monetization alternatives include whole loan sales, sales of interest-only strips, and financing and securitization of interest-only and residual certificates. The Company continues to seek improved cash flow received from securitizations through new securitization structures that enable the Company to receive cash flow from a securitization faster than traditional monoline-insured credit-enhanced structures. In addition, the Company will sell a portion of its 1998 loan production on a cash basis; thereby, monetizing a portion of reported gain on sale results which will move the Company towards a positive cash flow position.

  Enhance Corporate and Operating Infrastructure. The Company continues to invest in its information and operation systems. The Company has modified its loan processing and underwriting platform to support its geographic expansion and product diversification. The Company has also upgraded its secondary marketing and financial accounting systems to provide additional analytical and monitoring support as to the profitability and performance of each branch, division and production channel.

LOAN ORIGINATIONS AND PURCHASES

 Overview

  The Company primarily originates and purchases non-conforming home equity loans which are typically secured by a first mortgage on the borrower's residence. The majority of the Company's loans are made to borrowers who use the loan proceeds for purposes such as mortgage refinancing, home purchase, debt consolidation, home improvements and educational expenditures. The Company focuses primarily on lending to individuals who have significant equity in the value of their homes but have impaired or limited credit histories. As a result, the Company's customers are less likely to qualify for loans from conventional mortgage lenders and generally pay higher interest rates than interest rates charged by conventional mortgage lenders. The Company originates or purchases loans in all 50 states, the District of Columbia and the United Kingdom through its Wholesale Division, Correspondent Program, Strategic Alliance Program and Consumer Loan Division.

  The Company offers a wide range of loan products to meet the needs of borrowers with varying credit profiles and borrowing needs. The Company's loan products include fixed rate first mortgage loans, variable rate first mortgage loans, fixed rate second mortgage loans and variations thereof. Historically, the majority of the loans originated and purchased by the Company have been variable rate first mortgage loans.

  Wholesale Division. The Wholesale Division originates a majority of the Company's loans. The Wholesale Division consists of approximately 153 account executives located in 38 regional branch centers. These account executives have established relationships with, and market directly to, licensed independent mortgage brokers. Independent mortgage brokers identify potential borrowers, assist borrowers in completing the loan application and submit the loan application and other documents to the Company. All loans funded by the Wholesale Division are underwritten to the Company's guidelines, which provide the Company's underwriters with the flexibility to make exceptions to the Company's underwriting criteria when an upgrade is warranted by a particular loan applicant's situation, such as evidence of strong mortgage repayment history relative to a weaker overall consumer credit repayment history. In most cases, the Company conditionally approves loans submitted by an independent mortgage broker within 24 hours from receipt of application and funds loans within 21 days after approval. The Company believes its competitive strength in maintaining and expanding independent mortgage broker relationships is attributable to its ability to provide quality service, including responsive execution and funding of loans, as well as offering a broad range of loan products to applicants.

  By concentrating on wholesale mortgage banking through its network of independent mortgage brokers, the Company believes it is able to originate loans cost-effectively. The Company's direct costs to originate loans through its network of independent mortgage brokers for the years ended December 31, 1996 and 1997 were 0.5% and 1.0% of the principal balance of loans originated through the Wholesale Division, respectively. These costs include points paid to brokers, net of miscellaneous fees collected. The Company is actively seeking to geographically expand its Wholesale Division by using selected demographic statistics and other criteria developed by the Company which are intended to identify the most attractive markets for the Company's products. The Company typically enters into a new market using its national sales team, which initially penetrates a market, to recruit brokers for the Company's wholesale network. Prior to purchasing loans from a new broker, the Company conducts an investigation of the broker which typically includes verification of current licenses and financial condition. The Company actively monitors the independent mortgage brokers it uses to determine productivity and quality of loans originated. The Company's sales strategy is to limit the number of sales offices and personnel needed to generate and effectively process and underwrite loans. As such, the Company typically opens a sales office only after a minimum level of volume is achieved in a new market. By utilizing this expansion strategy, the Company can maintain lower overhead expenses than generally associated with competing companies utilizing a more extensive retail branch office system. The Wholesale Division originated $267.4 million, $529.0 million and $1,244.0 million of mortgage loans during the years ended December 31, 1995, 1996 and 1997, respectively, representing 92.7%, 67.0% and 63.3% of the Company's total loan originations and purchases during the respective periods.

  The following table sets forth selected information relating to loan originations by the Wholesale Division during the periods shown.

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1995      1996       1997
                                                 --------  --------  ----------
                                                    (DOLLARS IN THOUSANDS)
   Principal balance of loans................... $267,409  $529,026  $1,244,043
   Average principal balance per loan........... $     89  $    117  $       87
   Percent of first mortgage loans..............     83.2%     96.4%       99.3%
   Weighted average interest rate...............     10.4%     10.5%       10.8%
   Weighted average initial LTV ratio...........     76.4%     72.3%       73.1%
   Direct cost of production....................       --      0.52%       0.96%

  Correspondent Program. The Company purchased closed loans through its Correspondent Program in 1995 through 1997. Effective March 1998, the correspondent program was discontinued. Loans purchased through the Correspondent Program were complete loan packages that had been underwritten and funded by approved mortgage bankers or financial institutions. The Company reunderwrote each loan submitted in the loan portfolio to ensure that all loans complied with the Company's underwriting guidelines. As part of the reunderwriting process, the Company's underwriters reviewed the appraisal and the applicant's creditworthiness and ensured that all necessary compliance and disclosure documentation was included in the loan package. Loans that did not meet the Company's underwriting guidelines were not purchased. Through the Correspondent Program, the Company purchased $21.1 million, $204.8 million, and $280.4 million of mortgage loans during the years ended December 31, 1995, 1996 and 1997, respectively, representing 7.3%, 25.9% and 14.3% of the Company's total loan originations and purchases during the respective periods.

  The following table sets forth selected information relating to the bulk purchase of loans through the Correspondent Program during the periods shown.

                                                    YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1995      1996      1997
                                                    -------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Principal balance of loans...................... $21,073  $204,799  $280,432
   Average principal balance per loan.............. $    69  $    101  $     97
   Percent of first mortgage loans.................    81.7%     99.2%     99.8%
   Weighted average interest rate..................    10.9%     10.6%     10.4%
   Weighted average initial LTV ratio..............    72.9%     74.8%     74.6%
   Direct cost of production.......................      --      4.53%     5.02%

  Strategic Alliances. The Company purchases loans through its Strategic Alliance Program. Through the Strategic Alliance Program, the Company obtains a committed source of loan production from select mortgage lenders who form Strategic Alliances with the Company. To date, the Company has entered into Strategic Alliances with six mortgage lenders. The Strategic Alliance Program generally permits the Strategic Alliance partner to obtain financing support from the Company and to securitize its qualifying loan production with the Company's loan production. In return, the Company receives interest and fee income, warrants to acquire an equity interest in the Strategic Alliance and the right to acquire all of the Strategic Alliance's qualifying non-conforming loan production. In addition, the Strategic Alliance Program provides the Company with access to a broader network of independent mortgage broker relationships. The Company reunderwrites all loans originated and submitted by each Strategic Alliance for an initial period, generally 60 to 90 days. After the initial period, the Strategic Alliance's loans are monitored through the Company's quality control process. Through the Strategic Alliance Program, The Company purchased $51.5 million and $289.7 million of mortgage loans during the years ended December 31, 1996 and 1997, respectively, representing 6.5% and 14.8% of the Company's total loan originations and purchases during the respective periods.

  The Company typically securitizes loans obtained from Strategic Alliances and compensates the Strategic Alliances for such loans through the issuance of a corporate note payable equal to the value of the interest-only and residual certificates created by the Strategic Alliance loans, less a securitization fee and a cash payment for the principal of the loans. If loans purchased experience unfavorable performance resulting from prepayments, credit losses, or interest rates, and such experience results in a write-down of the related residual asset, the Company has recourse back to the Strategic Alliance for the life of the loan. In a related transaction, the Company will typically provide the Strategic Alliance with a working capital loan secured by the Company's note payable. Currently, such loans can be in an amount up to 75% of the outstanding note payable.

The following table sets forth selected information relating to loan originations by Strategic Alliances during the periods shown:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                         1996          1997
                                                      ------------ ------------
                                                       (DOLLARS IN THOUSANDS)
   Principal balance of loans........................ $    51,536  $    289,747
   Average principal balance per loan................ $        87  $        131
   Percent of first mortgage loans...................         100%         99.9%
   Weighted average interest rate....................        11.0%         10.3%
   Weighted average initial LTV ratio................        80.5%         79.7%
   Direct cost of production.........................          --          6.17%

  Consumer Loan Division. The Consumer Loan Division offers second mortgage loans to credit-impaired borrowers and high LTV loans to borrowers with better credit than the Company's average non-conforming borrower. The majority of the loans originated by the Consumer Loan Division are fixed-rate, fully amortizing loans secured by the owner-occupied one-to-four family residences. A high LTV loan, together with other loans secured by the same property, may exceed the value of such property by as much as 25%. The Consumer Loan Division originates loans by marketing directly to potential borrowers using direct mail advertising, telemarketing and radio advertising. The Consumer Loan Division also originates loans through independent mortgage brokers. The Consumer Loan Division currently has retail offices in Ontario, Pasadena, Corona, Newport Beach and Covina, California. The Company believes that by offering second lien mortgages it is able to diversify its loan production and provide means for the Company's existing borrowers to utilize equity in their homes for additional borrowings.

  Loan processing, including underwriting, funding and closing for all Consumer Loan Division loans is performed by the Consumer Loan Division's dedicated, centralized underwriting and credit assessment staff. Applicants for high LTV loans are evaluated primarily through a default and loss predictive scoring system developed by Fair, Issacs & Co., a consulting firm which specializes in consumer credit assessment. Based on the Fair, ISSACS & Company ("FICO") scoring system, scores can range from 400 to 800 points. Underwriting guidelines for the Company's more traditional non-conforming second mortgage loans are not based on the FICO scoring system, but focus on the borrower's credit profile and the value of the collateral property. Such underwriting guidelines are substantially similar to the underwriting guidelines used by the Company's other divisions. The Consumer Loan Division performs or reviews appraisals for all loans.

  The Company has in the past sold the majority of second lien mortgage loans originated by the Consumer Loan Division on a whole loan basis. After an assessment of the underlying risks and economics of high LTV loans, the Company plans to examine the possibility of securitizing loans originated by the Consumer Loan Division. The Consumer Loan Division originated $4.5 million and $149.8 million of loans during the years ended December 31, 1996 and 1997, respectively, representing 0.6% and 7.6% of the Company's total loan originations and purchases during the respective periods.

  The following table sets forth selected information relating to loan originations by the Consumer Loan Division during the year ended December 31, 1997.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
   Principal balance of loans.................................     $149,801
   Average principal balance per loan.........................     $     38
   Percent of first mortgage loans............................         30.1%
   Weighted average interest rate.............................         12.4%
   Weighted average initial LTV ratio.........................         82.9%
   Direct origination revenue.................................         0.88%

  Geographic Distribution. The following table sets forth origination by location of property during the periods shown:

          GEOGRAPHIC DISTRIBUTION OF LOAN ORIGINATIONS AND PURCHASES

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
   LOCATION                                            1995     1996     1997
   --------                                           -------  -------  -------
   California.......................................     29.7%    25.0%    17.2%
   United Kingdom...................................      0.0%     0.0%     6.7%
   Florida..........................................      1.0%     5.5%     6.4%
   Texas............................................      0.3%     1.4%     5.2%
   Washington.......................................      8.8%     6.6%     5.1%
   Oregon...........................................     13.6%     9.1%     4.5%
   Illinois.........................................      1.6%     2.4%     4.5%
   All other........................................     45.0%    50.0%    50.4%
                                                      -------  -------  -------
   Total............................................    100.0%   100.0%   100.0%
                                                      =======  =======  =======

  1997 production percentages exclude commercial loan production of $53.9 million. The company's commercial loan division was sold in 1997.

                LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

  The following tables set forth information concerning the Company's non-conforming first mortgage loan production by borrower risk classification for loans secured by mortgages for the periods shown.

                                                          PERCENT
                                                            OF
   YEAR                                 CREDIT   TOTAL     TOTAL  WAC(1) WLTV(2)
   ----                                 ------ ---------- ------- -----  ------
                                                (DOLLARS IN THOUSANDS)
   1995                                    A   $   98,455   34.1% 11.4%   80.6%
                                           A-     135,001   46.8   9.7    76.8
                                           B       34,906   12.1  10.5    68.2
                                           C       17,716    6.1  11.0    64.1
                                           D        2,404    0.9  12.1    58.6
                                               ----------  -----  ----    ----
     Totals...........................         $  288,482  100.0% 10.4%   76.1%
                                               ==========  =====  ====    ====
   1996                                    A   $  127,325   16.1% 10.6%   81.7%
                                           A-     414,544   52.5  10.1    73.4
                                           B      154,601   19.6  10.9    71.8
                                           C       59,214    7.5  11.6    67.8
                                           D       34,230    4.3  12.5    60.6
                                               ----------  -----  ----    ----
     Totals...........................         $  789,914  100.0% 10.6%   73.5%
                                               ==========  =====  ====    ====
   1997                                    A   $  467,371   25.5% 10.7%   81.9%
                                           A-  $  671,202   36.6  10.0    75.4
                                           B   $  403,236   22.0  10.9    74.5
                                           C   $  124,420    6.8  11.7    69.2
                                           D   $  167,028    9.1  13.1    61.6
                                               ----------  -----  ----    ----
     Totals (3).......................         $1,833,257  100.0% 10.8%   75.2%
                                               ==========  =====  ====    ====

--------
(1) Weighted average coupon ("WAC")

(2) Weighted average initial LTV ratio ("WLTV").

(3) Does not include mortgage loan originations of $130,767 from the Company's United Kingdom subsidiary and commercial loan originations of $53,900. Commercial Loan Division was sold in 1997.

UNDERWRITING

  The Company has established classifications with respect to the credit profiles of loans based on certain of the borrower's characteristics. Each loan applicant is placed into one of five letter ratings ("A" through "D," with subratings within those categories), depending upon a number of factors including the applicant's credit history and employment status. Terms of loans made by the Company, as well as the maximum LTV ratio and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Loan applicants with less favorable credit ratings generally are offered loans with higher interest rates and lower LTV ratios than applicants with more favorable credit ratings.

  The Company's underwriting guidelines are provided to all mortgage loan brokers and mortgage bankers prior to accepting any loan application or bulk purchase package. Upon receipt of a loan application from a mortgage loan broker, the Company's underwriting staff determines if the loan meets the Company's underwriting guidelines. To assess the credit quality of the loan, the underwriter considers various factors, including the appraisal of the collateral property and its value, the applicant's debt payment history, credit profile and employment status, and the debt ratio and LTV ratio upon completion of the loan.

  Prior to approving a loan, the Company's underwriting staff determines the applicant's creditworthiness and ability to service the loan. In addition, the underwriting staff reviews the value of the underlying collateral based on an original appraisal and also a review appraisal completed by a pre-approved licensed independent appraiser. For properties valued over $500,000, the review appraisal must be a full re-appraisal of the subject property. Beginning in the second quarter of 1997, the Company amended its process to require the underwriter to order the review appraisal for all loans from a pre-approved licensed independent appraiser. The Company selects its review appraisers based on professional experience, education, membership in related professional organizations and by reviewing the review appraiser's experience with the type of property being used as collateral. For loans purchased through its Correspondent Program, the Company typically requested a second review appraisal if the original review appraisal was completed by a review appraiser not approved by the Company. All loans submitted for inclusion in a securitization by Strategic Alliances are reunderwritten and re-appraised by the Company's underwriters for an initial period. After that initial period, loans submitted for inclusion in a securitization by Strategic Alliances are checked on an ongoing basis by the Company's quality control personnel.

  Verification of income and credit history is also required prior to closing a loan. Generally, loan applicants are required to have two years of employment with their current employer or two years of similar business experience. Applicants who are salaried must provide current employment information as well as recent employment history. The Company verifies this information for salaried borrowers based on written confirmation from employers, or a combination of a telephone confirmation from the employer and the most recent pay stub or W-2 tax form. Self-employed applicants are generally required to provide copies of complete federal income tax returns filed for the most recent one to two years, depending on credit grade. A merged credit report combining information gathered from two independent, nationally recognized credit reporting agencies reflecting the applicant's credit history is also used. Verification of information regarding the first mortgage, if any, is also required, including balance, status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. Upon completion of the underwriting process, the closing of the loan is scheduled with an independent closing attorney who is responsible for closing the loan in accordance with the Company's closing procedures.

  Quality Control. The Company's quality control program is intended to (i) monitor and improve the overall quality of loan production generated by the Company's Wholesale Division and Consumer Loan Division or loans presented or purchased from Strategic Alliances or the Company's Correspondent Program and
(ii) identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control review examines compliance with the Company's underwriting guidelines and federal and state regulations. This is accomplished by focusing on the accuracy of all credit and legal information, a collateral analysis (which may include a review of the appraisal), employment or income verification, and legal document review to ensure the necessary documents are in place.

  The Company reviews each loan submitted for inclusion in a securitization from Strategic Alliances for an initial period, generally 60 to 90 days. The Company also reviews each loan submitted for purchase from new retail branches, mortgage brokers or financial institutions with whom the Company does not have an existing business relationship with as well as loans with appraisals done by appraisers who are not on the Company's approved appraiser list. The underwriting staff reunderwrites a sample of the Company's originated and purchased loans chosen at random. The Company uses this ongoing underwriting process to gauge the effectiveness of its underwriting guidelines and to determine whether amendments to such guidelines are advisable.

  Credit Management Review. The Company employs a credit management system and procedures to amend and upgrade its credit management practices. The Company continually monitors the performance of its loans, and tracks loans by borrower category, loan originator (whether inside or outside the Company), type of loan product, prepayments and effectiveness of servicing. The Company uses the results of this monitoring to determine revisions to product definitions, product mix, and underwriting guidelines and authorities, as may be deemed necessary to reduce delinquencies, loan losses and prepayments.

  The Company uses the foregoing categories and characteristics as underwriting criteria only. The Company's underwriting guidelines provide the flexibility to vary from these criteria. On a case-by-case basis, the Company's underwriters may determine that the prospective mortgagor warrants a debt service-to-income ratio, a pricing, an LTV variance or a waiver from certain requirements of a particular risk category (collectively called an "upgrade" or a "variance"). An upgrade or variance may generally be allowed if the application reflects certain compensating factors, including, but not limited to: low LTV ratio; a superior FICO score; a maximum of one 30-day late payment on the mortgage loan during the last 12 months; stable income; and an increased capacity to repay debt. Accordingly, the Company may classify certain mortgage loan applications in a more favorable credit grade when an upgrade is granted than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less favorable risk category.

  Consumer Loan Division Underwriting Guidelines. All underwriting for all Consumer Loan Division loans is performed by the Division's dedicated, centralized underwriting and credit assessment staff. The Consumer Loan Division has its own California-licensed appraiser who reviews appraisals for California loans, and independent third-party appraisers are employed for properties outside of California. The Consumer Loan Division's underwriters use different underwriting guidelines for the Division's two different loan products: high LTV loans and non-conforming loans.

  Applicants for high LTV loans are evaluated primarily through a default and loss predictive scoring system developed by FICO, a consulting firm which specializes in consumer credit assessment. In the FICO scoring system, scores can range from 400 to 800 points. Based on the applicant's FICO score, the borrower is placed in a category of "A" to "D," different from the Company's other A to D categories. "A+" category borrowers are borrowers with FICO scores above 700, who may borrow up to $100,000 for a 300 month term. "A" category borrowers are borrowers with FICO scores of 680 to 699, who may borrow up to $75,000 for a 300 month term. "B+" category borrowers are borrowers with FICO scores of 660 to 679, who may borrow up to $65,000 for a 300 month term. "B" category borrowers are borrowers with FICO scores of 640 to 659, who may borrow up to $45,000 for 300 month term. "C+" category borrowers are borrowers with FICO scores of 620 to 639, who may borrow up to $30,000 for a 180 month term.

  Underwriting guidelines for non-conforming second mortgage loans are not based on the FICO scoring system, but focus on the borrower's credit profile and the value of the collateral property. Such underwriting guidelines are substantially similar to the underwriting guidelines used by the Company's other divisions and use the same A to D categories used by the other divisions. Due to the limited size of second mortgage loans, underwriters generally have more flexibility to grant upgrades or exceptions for second mortgage loans based upon a borrower's length of ownership, length of employment in the same job and general net worth.

LOAN SALES AND SECURITIZATIONS

  The Company sells substantially all loans originated and purchased through either securitizations or whole loan sales. The means by which the loans are sold is determined by comparing the market conditions for securitizations versus whole loan sales and evaluating the risk characteristics of the loans. Since the latter half of 1995, the Company has sold the vast majority of its loans through securitizations. Recently, the Company began selling through whole loan sales certain loans that do not meet the Company's risk objectives, such as those with higher LTV's relative to the weighted average coupon and new loan products for which the Company has limited loan performance history. Whole loan sales generally permit the Company to sell its loans without future recourse to the Company from the future performance of such loans.

  The securitization process involves the pooling of mortgage loans and the sale of such loans to a securitization trust which simultaneously sells the senior interest in the form of asset-backed bonds to investors. The remaining interest is issued to the Company in the form of interest-only and residual certificates, which entitle the Company to receive Excess Spread over the life of the loans in the securitization trust. For securitizations completed in 1997, the Company elected to sell a portion of its interest-only certificates and retain the remaining certificates. The sale of interest-only certificates permits the Company to partially offset negative cash flow associated with selling loans through securitizations. The Company intends to consider the sale of interest-only and residual certificates from future securitizations on a case-by-case basis.

  Each securitization, with the exception of the securitizations completed in the second quarter of 1997, was insured by monoline insurance companies, which guarantee the timely interest payment and ultimate principal payment of the asset-backed bonds. The securitization completed in the second quarter of 1997 was structured as Senior/Sub Structures. In such a structure, several classes of asset-backed bonds with a combined principal balance approximately equal to the mortgage loans securitized are issued, each with a different seniority interest in monthly payments collected from the mortgage loans or expected maturity. Under the Senior/Sub Structure, the risk of nonpayment of interest and principal on the asset-backed bonds is assumed by the investors.

  The pooling and servicing agreements that govern the distribution of cash flows from the loans included in the trusts require the overcollateralization of the senior interests by using cash flows from interest-only and residual certificates to reduce the outstanding principal balance of the senior interests to a pre-set percentage of the mortgage loans. The overcollateralization percentage may be adjusted over time according to the delinquency and loss experience of the loans. The Company's delinquency and loan loss experience is affected primarily by the following factors: (i) the credit grade distribution of originated loan production; (ii) underwriting guidelines; (iii) servicing; (iv) loss mitigation strategies; and (v) general economic conditions. Where losses and delinquencies exceed predicted levels, the cash flow from Excess Spread is used to increase or replenish the overcollateralization account until such increased losses or delinquencies have been reserved against. To the extent that a loss is realized on the loans, losses will be paid first out of interest available to the interest-only and residual certificates and ultimately out of the overcollateralization amount available to the interest-only and residual certificates. If losses exceed the amounts available to the interest-only and residual certificates, the monoline insurance company policy will pay any further losses experienced by holders of the senior interests in the related trust. Interest available to the interest-only and residual certificates, when available, and distributions from the overcollateralization amount will be used to reimburse the monoline insurance company for any such payments.

  Cash flows are generally described as either "in the trust" or "out of the trust". Aggregate cash flows from the interest-only and residual certificates received by the securitization trust are referred to as "in the trust" cash flows. Cash flows that the Company receives from the securitization trust after the overcollateralization requirements have been met are commonly referred to as "out of the trust" cash flows. In determining the fair value of the Company's interest-only and residual certificates, the Company discounts the estimated "out of the trust" cash flows.

  The majority of the Company's revenue is recognized as gain on sale of receivables. The calculation of the gain on sale is determined in part by the allocation of fair market value between the loans sold and the retained interest (interest-only receivable). The calculation of the fair value of the interest-only strip receivable utilizes certain estimates of anticipated cash flows made by management at the time loans are sold. The value of these anticipated cash flows are impacted by various assumptions including: (i) discount rate used to calculate present value; (ii) rate of prepayment; and
(iii) the provision or credit losses on loans sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of the accuracy of management's estimates. The timing of sales of the Company's loans may impact the Company's earnings from quarter to quarter.

  Specifically, the Company currently uses a 12% discount rate to calculate present value of anticipated "out of the trust" cash flows. Prepayment assumptions are applied to each discrete security and further to each product (i.e. ARM's, Fixed and 2/28's) within each security. The estimated CPR varies over time based upon the relative maturity of the loans included in each pool. The estimated annual CPR is 4% at inception and increases in equal monthly increments until the peak estimated CPR is achieved, generally within 12-23 months. Peak CPR's, range from 30% to 50% for ARMs, 40% for 2/28s and 23% for fixed rate loans. These peaks are generally maintained through month 36. Thereafter, peak CPR's are reduced in two twelve month steps at which time terminal CPR's are reached. Terminal CPR's are estimated at 20% for ARM's and 2/28's and 15% for fixed rate loans. The Company estimates losses on loans sold to the securitization trusts at rates ranging from .50% to .65% per year, beginning in the second year of the securitization. The Company also periodically provides for additional credit losses which may be incurred on loans which the Company voluntarily purchases from the trusts.

  The Company believes that the most significant risk to the fair value of its interest-only and residual certificates is unanticipated prepayments. As such, the Company requires a majority of the loans it originates or purchases to carry prepayment riders. Approximately 68% of the loans sold to the securitization trusts include riders that entitle the Company to collect additional fees if the loans prepay during the prepayment penalty period, generally three years. The prepayment penalty income represents a separate cash flow to the Company and, as such, does not flow through the securitization trust. Prepayment penalties are recorded as income only upon receipt. The Company has not historically included the estimated cash flows from prepayment penalties in the fair value of its interest-only and residual certificates. Thereby, mitigating a portion of the risk related to unanticipated prepayments.

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

  In addition, in connection with its securitizations the Company may use a pre-funding mechanism to hedge future production of mortgage loans. In such securitization transactions, investors deposit cash in a pre-funded amount into the related trust to purchase the loans the Company would commit to sell on a forward basis. This pre-funded amount is invested pending use in short term obligations which pay a lower interest rate than the interest rate the trust is obligated to pay certificate investors on the outstanding balance of the pre-funded amount. The Company is required to deposit at the closing of the related transaction an amount sufficient to make up the difference between these rates.

  As of December 31, 1996 and 1997, the Company had open hedge positions of $32.6 million and $65.6 million, respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheets at December 31, 1996 and 1997.

LOAN SERVICING AND DELINQUENCIES

  Servicing. The Company currently originates or purchases all mortgage loans on a servicing released basis, thereby acquiring the servicing rights. Through December 1997, the Company contracted for the servicing of substantially all the loans it originated, purchased and held for sale with Advanta under a servicing agreement (as amended, the "Servicing Agreement") entered into between the Company and Advanta in September 1995. In addition, Advanta has serviced or subserviced each public securitization of the Company's loans pursuant to the related pooling and servicing agreement. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. Under the Servicing Agreement, the Company is obligated to pay Advanta a monthly servicing fee on the declining principal balance of each loan serviced and a set-up fee for each loan delivered to Advanta for servicing.

  Advanta is required to pay all expenses related to the performance of its duties under the Servicing Agreement. However, Advanta is required to make advances of taxes and required insurance premiums that are not collected from borrowers with respect to any mortgage loan, only if it determines that such advances are recoverable from the mortgagor, insurance proceeds or other sources with respect to such mortgage loan. If such advances are made, Advanta generally will be reimbursed prior to the Company receiving the remaining proceeds. Advanta also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted mortgage loans and in connection with the restoration of mortgaged property. If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company will suffer a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of Advanta's expenses in the sale, are less than the principal balance of the related mortgage loan.

  The Company may terminate the Servicing Agreement upon the occurrence of one or more of the events specified in the Servicing Agreement generally relating to Advanta's proper and timely performance of its duties and obligations under the Servicing Agreement. Either the Company or Advanta may terminate the Servicing Agreement without cause upon 90 days' prior written notice to the other party. The Company will be required to pay certain fees to Advanta in connection with transferring the servicing of loans to the Company's internal servicing operations. Depending on the size of the loan pools transferred, such fees could be substantial.

  The pooling and servicing agreements governing the securitization process generally provide that the Trustee may terminate all rights and obligations of the servicer of the securitized loans upon written notice, provided that such termination is at the direction of the monoline insurer for such securitization or of the majority of holders of certificates thereof, with the prior written consent of the monoline insurer, but not at the option of the Company. The ability to effect such termination is restricted to specific conditions described in the pooling and servicing agreements, which generally include various loss and delinquency tests and failure to make payments, including advances, within specific time periods.

  As is customary in the mortgage loan servicing industry, the servicer is entitled to retain any late payment charges, penalties and assumption fees collected in connection with the mortgage loans, net of pre-payment penalties, which accrue to the Company. The servicer receives any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance escrow funds. The servicer is required to remit to the Company no later than the 18th day of each month all principal and interest collected from borrowers during the monthly reporting period.

  The following table sets forth certain information regarding the servicing portfolio of loans originated or purchased by the Company (inclusive of securitized loans for which the Company has ongoing risk of loss), for the periods shown.

                                           YEARS ENDED DECEMBER 31,
                                    ------------------------------------------
                                      1994       1995      1996        1997
                                    ---------  --------  ---------  ----------
                                            (DOLLARS IN THOUSANDS)
   Beginning servicing portfolio..  $  18,074  $ 68,721  $ 270,193  $  908,220
   Loans added to the servicing
    portfolio.....................    190,297   288,482    789,914   2,017,924
   Loans sold and principal
    paydowns......................   (139,650)  (87,010)  (151,887)   (448,950)
                                    ---------  --------  ---------  ----------
     Ending servicing portfolio...  $  68,721  $270,193  $ 908,220  $2,477,194
                                    =========  ========  =========  ==========

  The Company's acquisition in December 1997 of NAMC's loan servicing operations allowed the Company in mid-January 1998 to begin its own loan servicing operation for all new loans originated and purchased.

  In the second quarter of 1998, the Company plans to transfer to its internal servicing department the servicing of the loans included in the Company's December 1997 securitization and of remaining loans originated and purchased in December 1997 and January 1998. See "Factors That May Affect Future Results--Risks of Servicing."

  Delinquencies and Foreclosures. Commencing after the fifth day a loan becomes late, information with regard to the loan is transferred from the Servicer's servicing department to a dedicated collection department which is responsible for contacting the borrower and bringing the loan to current status. To increase effectiveness and efficiency in collections, the means and timing of collection procedures vary in accordance with a behavioral model based on the borrower's credit statistics, the size and type of loan and responses to prior collection efforts undertaken. Generally, after the fifth day a loan becomes late, a letter informing the borrower of the tardiness is mailed and a telephone call is made to the borrower shortly thereafter. If the borrower is not contacted or a voice message is left, a followup call or calls are typically made until the reason for tardiness is ascertained and actions required to bring the loan to current status are determined.

  Efforts to maintain verbal and written contact with the borrower continues as long as the borrower remains contractually delinquent. After 62 days, a notice to foreclose is mailed to borrowers who are generally considered to have credit "A" to "B" profiles. A notice to foreclose to borrowers who have "C" to "D" credit profiles is mailed in 32 days. If these collection measures do not succeed, the loan is referred to the loss mitigation and foreclosure department.

  The loss mitigation department assesses the procedure to best minimize any potential loss on the delinquent loan, including the possibility of a short sale. If payment is not made by the 75th day after it was due, an appraisal of the property is ordered. The cost of such appraisal is added to the Company's basis in the loan. The foreclosure department then analyzes the Company's basis in the loan, the value of the collateral property, the accrued interest, the carrying costs of the property, and repairs required on the property before foreclosure sale. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale.

  As a foreclosure sale becomes imminent, the servicer reviews the local jurisdiction's foreclosure laws and the borrower's statutory rights. Local counsel may be retained to represent the Company's interests. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys fees, which may be recovered by a lender. If the Company obtains the property in a foreclosure, an expedited process begins to sell the property as rapidly as possible.

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

  As the Company transfers its loan servicing operations in-house, the Company will perform its own services with respect to delinquencies and foreclosures on the loans handled by its internal loan servicing operation.

  As of December 31, 1997, the Company has realized life-to-date losses of $4.6 million on its loan portfolio of $2.5 billion. In valuing the Company's interest-only and residual certificates, expectations with respect to anticipated losses are considered. The Company continually monitors its credit loss data and will adjust its credit loss assumptions as appropriate as its portfolio and loss experience increases, and as the Company's loan portfolio ages.

  The following tables set forth the combined delinquency and foreclosure experience of: (1) loans held for sale or securitization included in the Company's servicing portfolio; and (2) securitized loans originated by the Company but serviced by the Company, an affiliate of the Company, or by Advanta for the periods indicated.

                                              AS OF DECEMBER 31,
                          ----------------------------------------------------------
                                 1995               1996                1997
                          ------------------ ------------------ --------------------
                                     % OF               % OF                 % OF
                                   LOANS IN           LOANS IN             LOANS IN
                                   SERVICING          SERVICING            SERVICING
                           AMOUNT  PORTFOLIO  AMOUNT  PORTFOLIO   AMOUNT   PORTFOLIO
                          -------- --------- -------- --------- ---------- ---------
                                                (DOLLARS IN THOUSANDS)
Loans serviced..........  $270,193   100.0%  $908,220   100.0%  $2,477,194   100.0%
30-59 days delinquent...     3,072     1.2     23,062     2.5       71,928     3.0
60-89 days delinquent...     1,409     0.5     15,883     1.7       27,095     1.0
90 days or more
 delinquent.............               0.0      1,123     0.1        6,385     0.3
                          --------   -----   --------   -----   ----------   -----
Total Delinquencies(1)..  $  4,481     1.7   $ 40,068     4.4      105,408     4.3
                          ========   =====   ========   =====   ==========   =====
Delinquencies loans in
 foreclosure and
 bankruptcy.............  $  4,883     1.8   $ 22,402     2.5      126,032     5.1
Total real estate owned.       141     --       1,227     0.1%      22,007     0.9%

--------
(1) Total delinquency figure excludes delinquent loans in Foreclosure and Bankruptcy.

COMPETITION

  The Company is a relatively new entrant in the industry, is relatively small compared to many of its competitors and faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition in the industry takes many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Most of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks that are substantially similar to the Company's loan origination programs. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales. The Company believes that its competitive strengths include providing prompt, responsive service and flexible underwriting to independent mortgage brokers.

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

  The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. The Company's activities as a lender are also subject to various federal laws including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Housing Act and the Federal Trade commission Act.

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

  In the course of its business, the Company may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

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

EMPLOYEES

  At February 28, 1998, the Company employed 1,009 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  In February 1998, the primary executive and administrative offices of the Company and its subsidiaries were relocated. They are now located in leased space at 4949 Meadows Road, Suite 600, Lake Oswego, Oregon, and consist of approximately 44,000 square feet. The principal leases covering such space commenced in November 1997 and run for five years. The current annual rent is approximately $980,000. The Company has an option to renew the term for an additional five years.

  The Company also leases an office facility located in Santa Rosa, California which is used for the Company's loan servicing operations. Additionally, the Company leases office space for each of its Wholesale Division Regional Branch Centers, Consumer/Retail Offices, and Subsidiary's executive and administrative offices. The aggregate base rental for these facilities is approximately $3,200,000. These leases vary as to duration and have different rent escalation provisions. In general, the leases extend through the year 2000 and provide for rent escalation tied to increases in the Consumer Price Index or operating costs of the premises.

ITEM 3. LEGAL PROCEEDINGS

  The Company, its subsidiary Oceanmark Financial Corporation, and members of its board directors are defendants in a lawsuit in US District Court for the Southern District of Florida. Oceanmark Bank, F.S.B. is the plaintiff. The Company was served on March 9, 1998. The complaint relates to the Company's acquisition of mortgages and notes of Oceanmark Bank beginning in 1995 and ending with the Company's acquisition of the mortgage operations of Oceanmark Bank and certain residual assets in May 1997 and events subsequent to the May 1997 acquisition. The complaint alleges, among other things, that employees of Oceanmark Bank conspired with the Company to lower the purchase price of the assets sold to the Company by Oceanmark Bank. The plaintiff seeks relief under theories of racketeering, securities fraud, breach of contract, breach of fiduciary duty, conspiracy, and negligence and requests compensatory and punitive damages totaling more than $75 million.

  The Company's management believes that the Oceanmark claims are without merit and intends to defend the Company's position vigorously. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  SPFC occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND REGULATED STOCKHOLDER
        MATTERS

  The Company's Common Stock began to trade on the New York Stock Exchange ("NYSE") on June 13, 1996 under the symbol "SFC." The following table sets forth the range of high and low last reported sale prices per share for the Common Stock for the periods indicated as reported by the NYSE from the completion of the Company's initial public offering on June 13, 1996.

                                                                     HIGH   LOW
                                                                     ----- -----
   1996
     Second quarter................................................. 11.83 10.92
     Third quarter.................................................. 18.42 10.17
     Fourth quarter................................................. 22.67 17.33
   1997
     First quarter.................................................. 26.00 17.13
     Second quarter................................................. 17.88  9.88
     Third quarter.................................................. 20.47 13.44
     Fourth quarter................................................. 16.63 10.56

  As of March 12, 1998, there were 69 holders of record of the Common Stock who the Company believes held shares for in excess of 2,000 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                 (Dollars in thousands, except per share data)

  The selected data presented below under the captions "Statements of Earnings Data," "Cash Flow Data" and "Balance Sheet Data" for, and as of each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of Southern Pacific Funding Corporation and Subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The consolidated financial statements as of December 31, 1996 and 1997 and for each of the years in the three year period ended December 31, 1997, and the independent auditors report thereon, are included elsewhere herein. The selected consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                       YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------
                           1993       1994        1995        1996        1997
                         --------  ----------  ----------  ----------  ----------
STATEMENTS OF EARNINGS
 DATA:
Revenues:
  Gains on sales of
   loans................ $  1,218  $    9,572  $   16,329  $   55,361  $  148,404
  Interest income.......      407       2,136       4,305      13,849      39,307
  Securities valuation
   and other income.....       --          --       1,666       4,265       1,634
                         --------  ----------  ----------  ----------  ----------
    Total revenues......    1,625      11,708      22,300      73,475     189,345
                         ========  ==========  ==========  ==========  ==========
Expenses:
  Interest expense......      175         886       3,414       7,800      27,613
  Personnel and
   commission expense...      475       2,156       4,190      10,997      45,028
  General and
   administrative
   expense..............      239       1,262       2,153       6,599      24,686
                         --------  ----------  ----------  ----------  ----------
    Total expenses......      889       4,304       9,757      25,396      97,327
                         ========  ==========  ==========  ==========  ==========
Earnings before taxes...      736       7,404      12,543      48,079      92,018
Income taxes............      305       3,073       5,205      20,447      38,243
                         --------  ----------  ----------  ----------  ----------
Net earnings............ $    431  $    4,331  $    7,338  $   27,632  $   53,775
                         ========  ==========  ==========  ==========  ==========
Net earnings per
 share(1):
  Basic................. $     --  $     0.28  $     0.47  $     1.49  $     2.59
  Diluted............... $     --  $     0.28  $     0.47  $     1.37  $     2.23
Weighted average number
 of shares
 outstanding(1):
  Basic................. $     --  15,562,500  15,562,500  18,552,500  20,747,665
  Diluted............... $     --  15,562,500  15,562,500  20,511,936  25,358,202
CASH FLOW DATA:
(Used in) provided by
 operating activities... $(17,711) $    1,515  $  (85,207) $ (157,701) $ (145,756)
(Used in) investing
 activities.............       --         (43)       (437)     (8,554)     (9,450)
Provided by (used in)
 financing activities...   17,711      (1,222)     85,394     180,431     148,917
                         --------  ----------  ----------  ----------  ----------
Net increase (decrease)
 in cash................ $     --  $      250  $     (250) $   14,176  $   (6,289)
                         ========  ==========  ==========  ==========  ==========
OPERATING DATA:
Mortgage loans
 originated or
 purchased:
  Wholesale Division.... $ 38,642  $  183,010  $  267,409  $  529,026  $1,244,043
  Correspondent Program.    2,914       7,287      21,073     204,799     280,432
  Consumer Loan
   Division.............       --          --          --       4,553     149,801
  Strategic Alliance
   Program..............       --          --          --      51,536     289,747
                         --------  ----------  ----------  ----------  ----------
    Total............... $ 41,556  $  190,297  $  288,482  $  789,914  $1,964,023
                         ========  ==========  ==========  ==========  ==========

                                        YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                              1993      1994      1995      1996       1997
                             -------  --------  --------  --------  ----------
Average principal balance
 per loan................... $   127  $    117  $     87  $    110  $       84
Weighted average interest
 rate:
  Fixed rate................    10.5%     10.1%     11.8%     11.5%       12.0%
  Variable rate (2).........     8.0%      8.8%      9.3%     10.1%       10.4%
Combined weighted average
 initial LTV ratio..........    67.7%     69.5%     76.1%     73.5%       75.0%
Percent of first mortgage
 loans......................    96.4%     98.0%     83.2%     98.9%       94.2%
Loan sales:
  Loans sold through
   securitizations.......... $   --   $ 70,173  $164,870  $657,353  $1,804,991
  Whole loan sales..........  23,410   121,362    58,595       --      143,662
                             -------  --------  --------  --------  ----------
    Total................... $23,410  $191,535  $223,465  $657,353  $1,948,653
                             =======  ========  ========  ========  ==========
DELINQUENCY DATA:
Total delinquent loans as a
 percentage of loans
 serviced(3)(4).............    6.90%     0.76%     1.66%     4.41%       4.26%
Total loans in foreclosure
 and bankruptcy as a
 percentage of loans
 serviced...................    0.00%     0.56%     1.81%     2.47%       5.09%
Net losses on foreclosed
 loans as a percentage of
 loans serviced.............    0.00%     0.00%     0.00%     0.00%       0.19%
FINANCIAL RATIOS:
Ratio of earnings to fixed
 charges(5).................    5.20x     9.36x     4.67x     7.13x       4.29x
Ratio of indebtedness to
 total capitalization(6)....     N/A      73.9%     25.2%     46.9%       55.7%
                                               AS OF DECEMBER 31,
                                      ----------------------------------------
                                        1994      1995      1996       1997
                                      --------  --------  --------  ----------
BALANCE SHEET DATA:
Loans held for sale.........          $ 16,727  $ 80,264  $223,059  $  264,385
Interest-only and residual
 certificates...............             4,234    22,469    87,017     277,156
Total assets................            21,296   117,215   340,377     589,345
Borrowings under warehouse
 lines of credit............               --     96,130   152,680     205,031
11 1/2% Senior Notes due
 2004.......................               --        --        --      100,000
Convertible subordinated
 notes......................               --        --     75,000      75,000
Notes payable...............               --        --        --        3,307
Total liabilities...........            15,745   104,326   255,291     450,190
Shareholders' equity........             5,551    12,889    85,086     139,155

--------
(1) For an explanation of the weighted average number of shares and earnings used to compute basic and diluted earnings per share, for 1995, 1996 and 1997, see Note 3 of the Notes to the consolidated financial statements included herein.

(2) Variable rates are based on rate at origination.

(3) Excludes loans in foreclosure.

(4) For the years ended December 31, 1996 and 1997 excludes loans in bankruptcy.

(5) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes; fixed charges consist of interest expense and amortization of bond issuance costs.

(6) Represents the ratio of (i) total debt, exclusive of warehouse financing, to (ii) the sum of total shareholders' equity and total debt, exclusive of warehouse financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following should be read in conjunction with the Selected Consolidated Financial Data and Consolidated Financial Statements of the Company and the accompanying notes for the years ended December 31, 1995, 1996, and 1997. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under "Factors That May Affect Future Results." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

GENERAL

 Overview

  The Company is engaged in the business of originating, purchasing and selling mortgage loans secured primarily by one-to-four family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for mortgage refinancing, home purchase, debt consolidation, home improvements and educational expenditures. The Company has experienced significant growth in loan production primarily due to geographic expansion, further penetration into established markets and the addition of new loan production sources. As a result, the Company has experienced dramatic increases in its results of operations.

 Operating Cash Flow

  Although the Company has recognized significant increases in its profitability, the Company has operated and continues to operate on a negative cash flow basis. The Company attributes this negative cash flow to three primary factors: the timing of cash received in the gain on sale of loans in securitizations; points or origination fees paid by the Company to acquire loans; and operating and administrative expenses associated with the Company's expansion.

  The Company's primary source of revenue is the recognition of gains from the sale of its loans through securitizations. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by Excess Spread, over the actual life of loans. The Excess Spread represents the difference between all principal and interest received from the loans sold and (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all servicing fees and (iii) other recurring fees. At the time of the securitization, the Company capitalizes the Excess Spread based upon certain prepayment assumptions, transaction expenses and a discount rate that market participants would use for similar financial instruments. The capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates. A gain or loss is recorded on the income statement equal to the value of the interest-only and residual certifiactes created by the securitization in excess of the cost basis of the loans and transaction and hedging expenses.

  Prior to the time the Company begins to receive cash flows from the Excess Spread, a reserve position is created within each securitization trust which uses cash flows from the Excess Spread to retire a portion of the securitization bond debt until the spread between the outstanding principal balance of the mortgage loans in the securitization trust and the securitization bond debt equals the lesser of 2.0% to 4.6% percent of the initial securitization bond debt principal balance or four to six percent of the remaining principal balance (known as the "overcollateralization requirement"). The cash flow generated by the Excess Spread is first used to fund the amount of reserves required to fund the overcollateralization account of each securitization. Typically, the overcollateralization requirement is fully funded eight to 24 months from the date of securitization, although this period may be shorter or longer subject to the structure and performance of the loans in the securitization.

  In connection with the origination or purchase of loans, the Company may either receive or pay origination fees. These fees, referred to as "points" or "premiums" in the mortgage industry, are dependent on the source of loan production and typically correspond to the amount of further processing required for a loan to be funded and are determined as a percentage of the loan amount. The Company can receive up to 8% in origination fees for retail loan originations, and may pay up to 7% for loans purchased through the Correspondent Program and Strategic Alliance Program. For the year ended December 31, 1996 and 1997, the Company's direct costs to originate or purchase loans were approximately 1.6% and 2.4%, respectively. The premiums paid to acquire loans are reflected in the income statement as a reduction in the amount of gain recognized from the sale of the loans.

  The following table sets forth the average fee paid /(received) by the Company through its origination channels:

                                                                   1996  1997
                                                                   ----  -----
   Wholesale Division............................................. 0.52%  0.96%
   Correspondent Program.......................................... 4.53%  5.02%
   Consumer Loan Division.........................................  --   (0.88)%
   Strategic Alliances............................................  --    6.17%
                                                                   ----  -----
     Total weighted average.......................................  1.6%   2.4%
                                                                   ====  =====

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Total revenues increased $115.8 million or 157.7% to $189.3 million in 1997 from $73.5 million in 1996. During the same period, the Company's total expenses increased $71.9 million or 283.1% to $97.3 million from $25.4 million. As a result, the Company's earnings increased $26.2 million or 94.6% to $53.8 million in the year ended December 31, 1997 from $27.6 million in 1996.

  The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations, securitizations and whole loan sales. Gains on sales of loans increased $93.0 million or 168.1% to $148.4 million in 1997 from $55.4 million in 1996. This increase was primarily the result of higher loan origination and purchase volume which resulted in a higher level of loan securitizations and whole loan sales.

  During 1997, Wholesale Division loan originations increased $715.0 million or 135.2% to $1,244.0 million compared to $529.0 million in the comparable period in 1996, Correspondent purchases of loans increased $75.6 million or 36.9% to $280.4 million in 1997 compared to $204.8 million in 1996, Consumer Loan Division loan originations increased $145.3 million to $149.8 million in 1997 compared to $4.6 million in 1996, Strategic Alliance loan originations increased to $289.7 million in 1997 from $51.5 million in 1996 and commercial loan originations increased to $53.9 million in 1997 from none in 1996. As a result, total residential and commercial loan originations and purchases increased $1,228 million or 155.5% to $2,017.9 million in 1997 from $789.9 million in 1996. Total loans of $1,805.0 million were securitized in 1997 compared to $657.4 million of loans securitized 1996, with a weighted average net gain on securitization of 7.9% and 8.4%, respectively.

  Interest income increased $25.5 million or 183.8% to $39.3 million in 1997 from $13.8 million in 1996. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1997 resulting from the increased loan origination and purchase volume during such period.

  Securities valuation and other income decreased $2.7 million or 61.7% to $1.6 million in 1997 from $4.3 million in 1996. In 1997, the accretion of the interest-only and residual certificates using a discount rate of 12% was $18.2 million, while the fair value adjustment was $18.6 million, resulting in a net reduction to income of $0.4 million. Prepayment penalty income amounted to $3.4 million and other expense amounted to $1.4 million. In 1996, the accretion of the interest-only and residual certificates using a discount rate of 12% was $3.8 million, while the fair value adjustment was $0.6 million, resulting in a net increase to income of $3.2 million. Prepayment penalty income amounted to $0.7 million and other income amounted to $0.4 million.

  Interest expense increased $19.8 million or 254.0% to $27.6 million in 1997 from $7.8 million in 1996. The increase in interest expense was attributable to the interest costs associated with higher borrowings resulting from increased loan origination and purchase volume during the year ended December 31, 1997 and increased interest expense from $75 million in convertible subordinated debentures issued in October 1996 and $100 million in senior notes issued in November 1997.

  Personnel and commission expense increased $34.0 million or 309.5% to $45.0 million in 1997 from $11.0 million in 1996. The increase in personnel and commission expense was primarily due to new acquisitions and increased staffing levels related to the Wholesale Division's growth and increased loan originations. As of December 31, 1997 the Company operated 38 regional and satellite offices and employed 1,030 persons as compared to 14 regional and satellite offices and 370 employees as of December 31, 1996.

  General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $18.1 million or 274.1% to $24.7 million in 1997 from $6.6 million in 1996. The increase in general and administrative expense was primarily due to the expenses incurred in association with the increase in the number of regional and satellite offices, new acquisitions and increased loan origination and purchase volume.

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

  The increase in revenues was primarily the result of increased gain on sale of loans and increased interest income due to higher loan originations and securitizations. Gains on sales of loans increased $39.0 million or 239% to $55.4 million in 1996 from $16.3 million in 1995. This increase was primarily the result of higher loan origination and purchase volume as well as a higher volume of loans at the beginning of the period which resulted in a higher level of loan securitization. In 1996, Wholesale Division loan originations increased $261.6 million or 97.8% to $529.0 million compared to $267.4 million in the comparable period in 1995, Correspondent Division purchases of loans increased $183.7 million or 872% to $204.8 million in 1996 compared to $21.1 million in the comparable period in 1995, Consumer Loan Division loan originations increased to $4.6 million in 1996 from $0 million in the comparable period in 1995, and Strategic Alliance loan originations increased to $51.5 million in 1996 from $0 million in the comparable period in 1995. As a result, total loan originations and purchases increased $501.4 million or 174% to $789.9 million in 1996 from $288.5 million in the comparable period in 1995. Total loans of $657.4 million were securitized in 1996 compared to $223.5 million of loans sold or securitized during the comparable period in 1995, with a weighted average gain on securitization of 8.4% in both years.

  Interest income increased $9.5 million or 221.7% to $13.8 million in 1996 from $4.3 million in 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale in 1996 resulting from the increased loan origination and purchase volume during such period, and a higher balance of loans held for sale at the beginning of such period as compared to the corresponding period in 1995.

  Securities valuation and other income increased $2.6 million or 156.0% to $4.3 million in 1996 from $1.7 million in 1995. The increase was primarily the result of a $1.5 million or 88% increase in securities valuation adjustments on interest-only and residual certificates to $3.2 million in 1996 from $1.7 million in 1995.

  Total expenses increased $15.6 million or 160.3% to $25.4 million in 1996 from $9.8 million in 1995. The increase in expenses was primarily the result of additional personnel and commission expenses, increases in interest expense on loans held for sale, and higher operating expenses related to increased loan origination and purchase volume in 1996 compared to 1995.

  Interest expense increased $4.4 million or 128.4% to $7.8 million in 1996 from $3.4 million in 1995. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans held pending sale during 1996 resulting from increased loan origination and purchase volume during the year.

  Personnel and commission expense increased $6.8 million or 162.5% to $11.0 million in 1996 from $4.2 million in 1995. The increase in personnel and commission expenses was primarily due to increases staffing levels related to the Wholesale Division's growth and increased loan originations. As of December 31, 1996, the Company operated 14 regional branch centers and employed 370 persons as compared to 8 regional branch centers and 104 employees as of December 31, 1995. In addition, the Company started the Consumer Loan Division which employed 45 persons as of December 31, 1996.

  General and administrative expense, which consists primarily of occupancy, supplies and other expenses, increased $4.4 million or 207% to $6.6 million in 1996 from $2.2 million in 1995. The increase in general and administrative expense was primarily due to expenses incurred in association with the increase in the number of regional branch centers to 14 in 1996 from 8 in 1995 and increased loan origination and purchase volume.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity. The Company anticipates that it will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates on the loans sold. To curtail this negative cash flow the Company plans to sell loans through whole loan transactions combined with resecuritizing some of its existing retained residuals and interest-only certificates. The Company funds its cash requirements primarily through capital market transactions, working capital, warehouse and residual financings as well as whole loan sales and securitizations.

  The Company relies in part upon short-term warehouse facilities to fund loan originations and purchases. The Company has entered into five warehouse and purchase facilities. Under these facilities, the Company has available $1,188 million warehouse lines of credit secured by the loans the Company originates and purchases which are scheduled to expire between April 15, 1998 and December 15, 1998.

  The Company is required to comply with various operating and financial covenants as defined in the agreements governing the facilities. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the facilities, (ii) selling any asset other than in the ordinary course of business, (iii) guaranteeing the debt obligations of any other entity, (iv) the use of proceeds from such facilities, including delivery standard, LTV ("loan-to-value") and product mix and (v) the Company's minimum net worth, debt to net worth ratio, profitability and minimum borrowing base requirements. The continued availability of funds provided to the Company under the facilities is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements, the Company was in compliance with the covenants during 1997.

  During the years ended December 31, 1995, 1996 and 1997, the Company securitized $164.9 million, $657.4 million and $1,805.0 million, respectively. The Company expects to continue to depend on its ability to securitize loans in the secondary market to generate cash proceeds for repayment of its warehouse lines and to create credit availability to purchase additional loans. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at increased levels.

RECENT ACCOUNTING DEVELOPMENTS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

YEAR 2000

  The Year 2000 issue is a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999". This approach assumed that the first two digits of the abbreviated date is "19". However, when the computer reaches 2000 it may interpret "00" as the year 1900, possibly causing inaccurate data processing or processing to stop altogether. The Company has reviewed its exposure to the Year 2000 issue with respect to its data processing systems and determined the cost of Year 2000 compliance will be immaterial to its financial condition and results of operations. Additionally, the Company has reviewed its exposure to Year 2000 issue with respect to material vendors such as Advanta and is monitoring Advanta's Year 2000 compliance program to ensure timely completion.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Leverage; Asset Encumbrance; and Restrictive Covenants. The Company currently is significantly leveraged. The degree to which the Company is leveraged could have the following important consequences: (i) the Company may be more vulnerable to adverse general economic and industry conditions; (ii) the Company may find it more difficult to obtain financing for future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and (iii) the Company will have to dedicate a substantial portion of the Company's cash flows from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

  The instruments governing the indebtedness of the Company impose significant operating and financial restrictions on the Company. Such restrictions will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, the indenture for the Company's $100 million senior note offering completed in October 1997, requires the Company to achieve, and thereafter maintain, a specified amount of unencumbered interest-only and residual certificates, thereby precluding the Company's ability to access residual financing until the Company reaches predetermined levels in accordance with such indenture. All of these restrictions could also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a future downturn in the business or the economy, or otherwise conduct necessary corporate activities.

  Changes in Valuations of Interest-Only and Residual Certificates. At December 31, 1997, the Company's balance sheet reflected interest-only and residual certificates of approximately $277.2 million valued by the Company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). These assets are carried on the Company's balance sheet at fair value. The Company uses an estimate of the present value of expected future cash flows as an estimate of fair value. This estimate is based upon what the Company believes are reasonable and supportable assumptions and projections at the time of the estimate. However, the estimate of fair value is updated monthly. The primary factors considered in developing estimates of expected fair value are prepayment speeds, discount rate, delinquency rates and credit losses. The Company estimates the expected cash flows that it will receive over the life of a portfolio of loans. These expected cash flows constitute the excess of the interest rate payable by the obligors of loans over the interest rate passed through to the purchasers of the related securities, less applicable recurring fees and credit losses. The Company discounts the expected cash flows using an interest rate that market participants would use for similar financial instruments.

The Company has elected to carry these assets as trading securities. If actual experience in the assumptions used in the determination of the carrying value of the assets differs from the projections, or if valuation assumptions change in the marketplace, the Company would be required to make a fair value adjustment to the asset and record that adjustment in the Company's statement of earnings. For example, if the Company experiences increased prepayments in its loan portfolios, the fair value of the future cash flow would be adjusted downward, and would have an adverse impact on the Company's earnings. The valuation of such interest-only and residual certificates can fluctuate widely. No assurance can be given that the loans securitized by the Company will not experience significant prepayments or loan losses or as to whether, and in what amounts, the Company in the future may have to write down the value of its interest-only and residual certificates. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strips may have to be adjusted through a charge to earnings in the period of adjustment. To the Company's knowledge, there is no active market for the sale of these interest-only and residual certificates. No assurance can be given that interest-only and residual certificates could be sold at their reported value, if at all. A decline in the value of the Company's interest-only and residual certificates could have a material adverse effect on the Company's financial condition and results of operations.

  Dependence on Warehouse Financing. The Company relies upon short-term warehouse facilities to fund loan originations and purchases. The Company currently has warehouse lines of credit aggregating $1,188.2 million, of which $205.0 million was outstanding at December 31, 1997. Such amounts are secured by the loans the Company originates or purchases with such funds. The Company is required to comply with various operating and financial covenants as defined in the agreements governing such lines of credit. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the warehouse lines of credit, (ii) selling any asset other than in the ordinary course of business, (iii) guaranteeing the debt obligation of any other entity, (iv) the use of proceeds from such facilities, including delivery standards, loan-to-value ratio ("LTV"), and product mix and
(v) the Company's minimum net worth, debt to net worth ratio, profitability and borrowing base. The continued availability of funds provided to the Company under these lines of credit is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements. The Company currently has five warehouse facilities, two of which are through its UK subsidiary, Southern Pacific Mortgage Limited. The facilities consist of a $400 million facility that expires on April 15, 1998, a $400 million facility that expires on April 15, 1998, a $164.7 million that expires on July 7, 1998, a $100 million facility that expires August 21, 1998 and a $123.5 million facility that expires December 15, 1998. The Company periodically negotiates renewal or replacement warehouse lines as considered necessary. To the extent that the Company is not successful in maintaining or replacing adequate warehouse financing, it would not be able to hold a large volume of loans pending securitization and therefore would have to curtail its loan production activities or sell loans either through whole loan sales or in smaller securitizations, thereby having a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that when the above-mentioned credit facilities expire or are paid off that the Company will be able to renew or replace such facilities on similar or commercially reasonable terms, or at all.

  Dependence on Securitizations. The Company has pooled and sold through securitizations substantially all of the loans which it originated or purchased and, in the future, intends to pool and sell a significant portion of its loans through securitizations. The Company relies significantly upon securitizations to generate cash proceeds for repayment of its warehouse lines and to create credit availability to purchase additional loans. Further, gains on sales from the Company's securitizations represent a significant portion of the Company's revenues. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. If the Company were unable to securitize profitably a sufficient number of its loans in a particular financial reporting period, then the Company's revenues for such period would decline which could result in lower income or a loss for such period. In addition, unanticipated delays in closing a securitization could also increase the Company's interest rate risk by increasing the warehousing period for its loans. Any such delays could have a material adverse effect on the Company's financial condition and results of operations.

  In order to gain access to the securitization market, the Company has relied on credit enhancements provided by monoline insurance companies to enable it to obtain a "AAA/Aaa" rating for asset-backed bonds issued by the securitization trust. The Company has also relied on credit enhancements from the subordination of a class of securities issued by the securitization trust to a senior class of securities of the same trust whereby the senior certificate holders are protected against losses by having their interests senior to the subordinate certificate holders' interests. Any substantial reductions in the size or availability of the securitization market for the Company's loans or changes in the securitization market's acceptance of such credit enhancements could have a material adverse effect on the Company's results of operations and financial condition.

  Negative Earnings Impact of Increased Whole Loan Sales. The Company intends to increase the percentage of loans it sells through whole loan sales as a means of increasing its cash position as well as reducing certain risks associated with the valuation of the interest only and residual certificates. Whole loan sales generally permit the Company to sell its loans with limited recourse to the Company from the future performance of such loans. However, selling loans through whole loans sales generally provides the Company with a significantly lower premium than the premium which is the estimated fair value of the interest-only and residual certificates retained by the Company in securitizations. Consequently, Selling an increasing portion of its loans through whole-loan sales may have an adverse impact on the Company's earnings.

  Ability to Service Outstanding Indebtedness. There can be no assurance that the cash available from operations and financing activities will be sufficient to enable the Company to make required interest and principal payments on its debt obligations. The Company's ability to make scheduled payments of the principal of, or to pay the interest on, or to refinance its indebtedness will depend on its future operating performance, which to a certain extent is subject to economic, financial, competitive, regulatory, and other factors beyond its control. If the Company is unable to generate sufficient cash flow to service its debt, it may be required to refinance all or a portion of its existing debt, or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. Failure to obtain any such financing could have a material adverse effect on the Company's financial condition and results of operations.

  Although the Company has recognized significant increases in profitability, it has operated and continues to operate on a negative cash flow basis. The Company attributes this negative cash flow to three primary factors: the timing of cash received in the gain on sale of loans in securitizations; points or premiums paid by the Company to acquire loans; and operating and administrative expenses associated with the Company's expansion. For the years ended December 31, 1996 and 1997, the Company operated on a negative cash flow basis using $157.7 million and $149.4 million, respectively, in operating activities.

  Limited History of Independent Operations; Recent and Planned Expansion. The Company commenced operations in January 1993 as a division of Southern Pacific Thrift and Loan and was an operating subsidiary of Imperial Credit Industries, Inc. from April 1995 until March 1997. The Company's total revenues and net earnings have grown significantly since inception, primarily due to increased mortgage origination, purchasing and sales activities. The Company may experience difficulties in integrating newly-acquired entities andnewly-established relationships with its operations. The Company intends to continue to pursue a growth strategy for the foreseeable future, primarily through the growth and expansion of its Wholesale Division, the development of its Consumer Loan Division and entering into Strategic Alliances. The Company has acquired and is considering acquiring related businesses, some of which could be material.

  In certain cases the Company enters into arrangements to acquire new businesses. These arrangements provide options to management of such businesses to repurchase equity interests of the acquired company if certain performance targets are met. The Company reports the results of operations of these subsidiaries on a consolidated basis. The exercise of such options could result in the deconsolidation of such subsidiaries which could result in a decline in the Company's net earnings.

  Each of these plans requires additional personnel, assets and cash expenditures and there can be no assurance that the Company will be able to successfully expand and operate such divisions and programs profitably. There can be no assurance that the Company will anticipate and respond effectively to all of the changing demands that its expanding operations will have on the Company's management, information and operating systems and cash reserves and the failure of the Company to meet challenges of any such expansion could have a material adverse effect on the Company's results of operations and financial condition. The Company may face unforeseen difficulties in its securitizations or whole-loan sales of loans obtained through acquisitions of smaller lenders due to the different quality control and underwriting standards employed by such lenders.

  Risks of Servicing. The Company currently originates or purchases all mortgage loans on a servicing released basis, thereby acquiring the servicing rights. Through December 1997, the Company contracted for the servicing of substantially all the loans it originated, purchased and held for sale with Advanta under a servicing agreement (as amended, the "Servicing Agreement") entered into between the Company and the Servicer in September 1995. In addition, Advanta has serviced or subserviced each public securitization of the Company's loans pursuant to the related pooling and servicing agreement. The transfer of servicing files could lead to temporary disruptions in servicing. When primary servicing of loans is transferred, there is generally a rise in delinquencies associated with such transfer. Such increasing delinquencies may result in losses to the Company. The servicing of mortgage loans require special skill and diligence. The Company has limited experience in servicing loans. Accordingly, there may be a greater risk of delinquencies on the loans and, to the extent such delinquencies result in losses, a greater risk of increased losses, than for a servicer with more experience servicing the loans. In addition, the Company will be required to pay certain fees to Advanta in connection with transferring the loans to the Company's servicing operations. Depending on the size of the loan pools being transferred, the fees that the Company would be obligated to pay Advanta could be substantial. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could have a material adverse effect on the Company's financial condition and results of operations. See "Business--Loan Servicing and Delinquencies."

  Advanta currently services the mortgage loans in each of the Company's public securitizations. As stated above, in the second quarter of 1998 the Company expects to transfer to its internal loan servicing operations the servicing of the loan pool from its Series 97-4 securitization in December 1997 with respect to which the Company retained the master servicing rights. In future securitizations, the Company expects to continue to be designated the master servicer and to have such servicing performed by its internal servicing operations. With respect to all mortgage loans in the Company's securitizations, the related pooling and servicing agreements governing the securitization process generally provide that, in certain circumstances, the Trustee may terminate all rights and obligations of the servicer of the loans upon written notice, provided that such termination is at the direction of the monoline insurer for such securitization or of the majority of holders of certificates thereof, with the prior written consent of the monoline insurer, but not at the option of the Company. The ability to effect such termination is restricted to specific conditions described in the pooling and servicing agreements, which generally include various loss and delinquency tests and failure to make payments, including advances, within specific time periods. If a new servicer were selected with respect to any such securitization, the change in servicing may result in greater delinquencies and losses on the related loans, which would adversely impact the value of the interest-only and residual certificates held by the Company in connection with such securitization.

  Delinquencies; Negative Impact on Cash Flow. The Company's cash flow is adversely impacted by high delinquency rates in the Company's public securitizations. Generally, provisions in the pooling and servicing agreements entered into in connection with such securitizations require that amounts retained as reserves in an overcollateralization account, which is funded primarily by cash flow from the Excess Spread on the loans held in the trust, be increased when the delinquency rates of the loans in such securitization exceed specified limits. The Company has been required to increase the overcollateralization account for five of its ten securitization trusts due to its delinquency rates and other factors.

  Delinquency and loss rates also affect the assumptions used by the Company in computing the value of the Company's interest-only and residual certificates and could affect the Company's ability to effect securitizations in the capital markets. No assurance can be given that future delinquencies will not increase or that any such increase will not have a material adverse effect on the Company.

  Risks Related to Credit-Impaired Borrowers. Many of the Company's borrowers have limited access to mortgage financing for a variety of reasons, including unfavorable past credit experience. The Company is subject to various risks associated with these borrowers, including, but not limited to, the risk that borrowers will not satisfy their debt service payments, including payments of interest and principal, and that the realizable value of the property securing such loans will not be sufficient to repay the borrower's obligation to the Company. The risks associated with the Company's business increase during an economic downturn or recession. Any material decline in real estate values increases the LTVs of the Company's existing loans, thereby weakening collateral values and increasing the possibility of a loss in the event of default. Furthermore, the rates of delinquencies and foreclosures and the frequency and severity of losses generally increase during economic downturns or recessions. Because the Company lends to borrowers who may be credit-impaired, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than those currently experienced in the mortgage finance industry in general. In addition, in an economic downturn or recession, the Company's servicing costs will increase. Any sustained period of such increased losses could have a material adverse effect on the Company's results of operations and financial condition.

  Certain of the Company's loan products have high LTV ratios and, although secured by real property, the collateral of such loans often will not be sufficient to cover the principal amount of the loans in the event of default. The principal balance of such a loan, inclusive of other loans secured by the same property, often exceeds the value of the underlying property by as much as 25%. Consequently, the Company is less likely to use foreclosure as a means to mitigate its losses upon the default of such loans or to recover any meaningful amounts in the event of a foreclosure. Losses not covered by the value of the underlying properties could have a material adverse effect on the Company's results of operations and financial condition. The Company believes that the non-conforming loans it originates and purchases will experience higher losses than conforming loans would experience. Loans made to non-conforming borrowers may entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. While the Company believes that the underwriting criteria it employs enable it to mitigate the higher risks inherent in loans made to non-conforming borrowers, no assurance can be given that such criteria or methods will protect the Company from higher than anticipated losses. In the event that pools of loans sold by the Company in which the Company retainsinterest-only and residual certificates experience higher losses than anticipated, the Company's results of operations or financial condition could be adversely affected.

  Risks Related to Operations in the UK. In 1997 the Company began operations in the United Kingdom through its wholly-owned subsidiary, Southern Pacific Mortgage Limited. The Company's operations in the United Kingdom market are subject to most of the same risks faced by the Company's US operations, as well as the additional risks customarily associated with US corporations conducting foreign activities. The Consumer Affairs Division of the Office of Fair Trading (the "Office of Fair Trading") issued "Non-Status Lending Guidelines for Lenders and Brokers" in July 1997 (the "Guidelines"), relating to the conduct of business by non- conforming mortgage lenders and brokers in the United Kingdom, including prepayment penalties, late fees and fees paid to mortgage brokers. The Company plans to comply fully with the Guidelines and any other applicable regulations in the United Kingdom. Failure to comply with such guidelines and/or regulations can result in the suspension or revocation of licenses of lenders in the United Kingdom. There can be no assurance that the final form of any regulations promulgated in the United Kingdom will be similar to the Guidelines. At the current time the Company is unable to estimate the cost, if any, of complying with the Guidelines or any other regulations, and there can be no assurance that the imposition of such costs will not have a material adverse effect on the Company's business in the United Kingdom. The Company is also exposed to fluctuations in foreign currency exchange rates. To the extent that unfavorable fluctuations in foreign currency exchange rates occur, the Company's results of operations will be adversely affected. Additional risks in the United Kingdom include fluctuations in foreign currency controls, expropriations, nationalization and other economic, tax and regulatory policies of the United Kingdom government as well as the laws and policies of the United States affecting foreign trade and investment.

  Credit Risk Associated with New Products. From time to time the Company introduces new products. To the extent the Company securitizes new loan products, it must make certain assumptions regarding the estimated delinquencies, prepayments and foreclosures relating to such loans, and such assumptions affect the gain on sale recorded by the Company upon the securitization of such loans. Although some data for the mortgage loan industry in general is available to the Company in preparing such assumptions, there can be no assurance that such data will be similar to the Company's experience with the performance of new loan products. There can be no assurance that the performance of these products will meet the Company's estimates, have the expected impact on the value of Company's interest-only and residual certificates or be sufficient to enable securitization or whole-loan sales of such new products.

  Beginning in the second quarter of 1996, the Company began offering a "2-28" adjustable rate mortgage product. The 2-28 product has an initial fixed interest rate for two years which is typically 100 to 200 basis points lower than the fully-indexed interest rate. Since none of the 2-28 loans made by the Company have reached the end of their initial two-year fixed interest rate period, the Company does not have statistical experience as to the performance of these loans once such initial period is over. The 2-28 product may be subject to a number of risks, including increased prepayment due to the increase of the interest rate to the fully-indexed level and increased delinquencies as the higher adjustable interest rates take effect. In addition, the Company's assumptions regarding prepayments or credit losses used to assess loans may not simulate the actual performance of such loans. For 1997, approximately 50.9% of the Company's loan production consisted of 2-28 product. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's financial condition or results of operations.

  In 1997, the Company began operations in the United Kingdom. The market for non-conforming loans in the United Kingdom is relatively undeveloped and the performance of such loans may be substantially different from the non-conforming loan market in the United States. Although the Company believes that there will be some correlation between the performance of non-conforming loans in the United Kingdom to the same type of loans in the United States, there can be no assurance that the performance of such loans will be similar to the Company's experience with the performance of non-conforming loans in the United States. Adverse performance of such loans could have a material adverse effect on the Company's financial condition and results of operations.

  Risk of Prepayments. The Company is subject to the significant risk that its loans will be prepaid. Because of the higher risks associated with nonconforming loans, the Company is able to charge higher interest rates on its loans. However, as a borrower's credit improves, the borrower is often able to refinance its loan at a lower interest rate. Furthermore, prepayments are likely to increase with the Company's "2-28" adjustable rate product due to the fully indexed rate after the initial two-year period. In an effort to mitigate the prepayment risk, the Company imposes prepayment penalties on such loans where legally permissible. However, many states do not permit prepayment penalties. Consequently, approximately 32% of the Company's loans do not contain prepayment penalties. Increased prepayments could have a material adverse effect on the Company's financial condition and results of operations.

  General Economic Conditions; Changes in Interest Rates. The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the LTV ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Further, delinquencies and foreclosures generally increase during economic slowdowns or recessions. Because of the Company's focus on borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification or credit history or a desire to receive funding on an expedited basis, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Any sustained period of such increased delinquencies, foreclosures or losses could adversely affect the pricing of the Company's loan sales whether through whole loan sales or securitizations and the value of the Company's interest-only and residual certificates, which could have a material adverse effect on the Company's financial condition or results of operations.

  Profitability may be directly affected by the level of and fluctuations in interest rates which affect the Company's ability to earn a spread between interest received on its loans held for sale and rates paid on the Company's warehouse lines. The Company's profitability may be adversely affected during any period of unexpected or rapid change in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate and purchase loans and can result in increased loan losses. A significant decline in interest rates could increase the level of loan prepayments and require the Company to write down the value of its interest-only and residual certificates, thereby adversely impacting the Company's financial condition and results of operations. Variable-rate mortgage loans (which include loans that typically have initial fixed rate terms of up to two years) originated or purchased by the Company amounted to $155.1 million, $528.9 million and $1,450.2 million in principal amount during the years ended December 31, 1995, 1996 and 1997, respectively. Substantially all such variable-rate mortgage loans are made at an initial interest rate approximately 100 to 200 basis points below the fully indexed interest rate at origination. Although these loans are underwritten assuming the fully indexed rate at origination, borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loans.

  The market value of fixed-rate mortgage loans has a greater sensitivity to changes in market interest rates than adjustable-rate mortgage loans. The Company has implemented various hedging strategies to mitigate the change in market value of fixed-rate mortgage loans held for sale between the date of origination and sale. Commencing in August 1995, these strategies have included selling short and selling forward United States Treasury securities and pre-funding loan originations in its securitizations. The Company currently hedges its fixed-rate mortgage loans held for sale by selling forward a combination of United States Treasury securities of various maturities whose combined change in value due to a change in interest rates closely approximates the change in value of the mortgage loans hedged. In the future the Company may hedge its variable-rate mortgage loans and interest-only and residual certificates with hedging transactions which may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. No assurance can be given that such hedging transactions will offset the risks of changes in interest rates, and it is possible that there will be periods during which the Company could incur losses after accounting for its hedging activities. See "Business--Hedging."

  Risks Related to Representations and Warranties in Securitizations and Whole Loan Sales. In connection with its securitizations, the Company transfers loans originated or purchased by the Company to a trust in exchange for cash and interest-only and residual certificates issued by the trust. The trustee and the monoline insurance company, if any, with respect to such securitization have recourse to the Company with respect to a breach of representations or warranties made by the Company at the time such loans are transferred. In connection with any such breach with respect to any loan, the Company will be required either to (i) purchase such loan from the trust or
(ii) substitute such loan with a substantially similar one. While the Company generally has recourse to the sellers of mortgage loans for any such breaches, there can be no assurance of the sellers' abilities to honor their respective obligations.

  Agreements for bulk whole loan sales generally provide for recourse by the purchaser against the Company in the event of a breach of a representation or warranty made by the Company, any fraud or misrepresentation during the mortgage loan origination process or upon early default on such mortgage loans. To the extent the Company purchases loans, the Company generally limits the potential remedies of such purchasers to the potential remedies the Company receives from the persons from whom the Company purchased such mortgage loans. However, in some cases, the remedies available to a purchaser of mortgage loans from the Company may be broader than those available to the Company against the sellers of such loans, and should a purchaser enforce its remedies against the Company, the Company may not always be able to enforce whatever remedies the Company may have against such sellers.

  In the ordinary course of its business, the Company is subject to claims made against it by borrowers, and by monoline insurance carriers and trustees in the Company's securitizations, arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of contractual obligations, misrepresentations, errors and omissions of employees, officers and agents of the Company (including its appraisers), incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. Any claims asserted against the Company may result in legal expenses or liabilities which could have a material adverse effect on the Company's results of operations and financial condition.

  Dependence on Mortgage Brokers. The Company depends largely on mortgage brokers, and to a lesser extent, financial institutions and mortgage bankers for its originations and purchases of mortgage loans. The Company's competitors also seek to establish relationships with such mortgage brokers, financial institutions and mortgage bankers, none of whom (other than the Strategic Alliances) is contractually obligated to continue to do business with the Company. The Company's future results may become more exposed to fluctuations in the volume and cost of loans available for purchase or origination resulting from competition from other originators and purchasers of such loans, market conditions and other factors.

  Legislative or Regulatory Risks. Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

  The Company's domestic business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act and Regulation B, as amended ("ECOA"), the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act ("RESPA") and Regulation X, the Fair Housing Act, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act, and the Federal Trade Commission Act, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of and examinations by the Department of Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, unfair or deceptive acts, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions, and should the Company fail to comply with the Truth-in-Lending Act, borrowers could have their loan transactions rescinded. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

  Several class-action lawsuits have been filed against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. These lawsuits might result in a similar suit being brought against the Company or the publicity generated by such suits might result in legislation that affects the manner in which the Company conducts its relationships with mortgage brokers, either of which could have a material adverse effect on the Company's financial condition and results of operations.

  Control by Existing Shareholder; Limitations Imposed. ICII beneficially owns approximately 47% of the outstanding common stock of the Company. Although the percentage ownership by ICII is less than 50%, ICII will continue to be able to control the election of at least a majority of the members of the Company's Board of Directors and to determine all corporate actions for the foreseeable future. The Company's Board of Directors will independently approve ordinary corporate transactions, including, but not limited to, financing arrangements between the Company and ICII or its affiliates. Under the Company's bylaws, as long as ICII directly owns at least 25% of the Company's outstanding voting stock, the Audit Committee of the Company's Board of Directors (consisting of directors independent of both management and ICII) must independently approve all transactions between the Company and ICII.

  Competition. As a purchaser and originator of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions and finance companies. In addition, Government Sponsored Entities Freddie Mac and Fannie Mae have expressed interest in expanding into nonconforming lending. Many of these competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, customer service, marketing distribution channels and loan pricing. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans they originate and purchase is attracting and may continue to attract additional competitors into this market with the possible effect of lowering gains that may be realized on the Company's loan sales. In addition, the Company expects that it will face increasing competition in the area of whole loan sales because the Company and several of its competitors have announced their intention to increase whole loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

  Environmental Liabilities. In the course of its business, the Company may acquire real property securing loans that are in default. There is a risk that hazardous substances or waste, contaminants, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company might be required to remove such substances from the affected properties at its sole cost and expense. There can be no assurances that the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by such properties or that the Company would have adequate remedies against the prior owners or other responsible parties, or that the Company would not find it difficult or impossible to sell the affected real properties either prior to or following any such removal.

  Dependence on a Limited Number of Key Personnel. The Company's growth and development to date have been largely dependent upon the services of Robert W. Howard and Bernard A. Guy, Chief Executive Officer and President of the Company, respectively.

  The Company does not have life insurance on any of its key personnel. The Company has entered into employment agreements with Messrs. Howard and Guy. The loss of Messrs. Howard's or Guy's services for any reason could have a material adverse effect on the Company.

  Change of Control. Certain of the Company's credit or other borrowing agreements contain restrictions providing for repurchase or repayment of the Company's debt at a premium in the event of a change in control of the Company.

  If such a change of control were to occur, it is unlikely that the Company would be able to both repurchase and repay all of its obligations under credit or other borrowing agreements that would become payable upon the occurrence of such change of control, unless it could obtain alternate financing. There can be no assurance that the Company would be able to obtain any such financing on commercially reasonable terms or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      SOUTHERN PACIFIC FUNDING CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Southern Pacific Funding Corporation:

  We have audited the accompanying consolidated balance sheets of Southern Pacific Funding Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Pacific Funding Corporation and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Portland, Oregon
January 29, 1998

                      SOUTHERN PACIFIC FUNDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1996         1997
                                                      ------------ ------------
                       Assets
Cash................................................  $ 14,175,566 $  7,886,412
Loans held for sale.................................   223,059,102  264,384,993
Interest-only and residual certificates.............    87,016,900  277,156,343
Accrued interest receivable.........................     3,181,449    4,568,977
Premises and equipment, net.........................     3,036,388    7,660,691
Goodwill, net of accumulated amortization of $0 and
 $448,375 at
 December 31, 1996 and 1997, respectively                4,742,571    6,615,080
Other assets........................................     5,165,048   21,072,897
                                                      ------------ ------------
    Total assets....................................  $340,377,024 $589,345,393
                                                      ============ ============
        Liabilities and Shareholders' Equity
Liabilities:
Borrowings under warehouse lines of credit..........  $152,680,395 $205,031,055
Notes Payable.......................................            --    3,431,972
Deferred tax liability..............................    18,445,495   48,074,988
Long term debt......................................    75,000,000  175,000,000
Other liabilities...................................     9,164,901   18,652,471
                                                      ------------ ------------
    Total liabilities...............................   255,290,791  450,190,486
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
 authorized; none issued or outstanding at December
 31, 1996 and 1997..................................           --           --
Common stock, no par value, 75,000,000 shares
 authorized; 20,737,500 and 20,760,450 shares issued
 and outstanding at December 31, 1996 and 1997,
 respectively.......................................    53,798,099   54,100,622
Contributed capital.................................       247,500      247,500
Translation adjustment..............................           --        (8,745)
Retained earnings...................................    31,040,634   84,815,530
                                                      ------------ ------------
  Total shareholders' equity........................    85,086,233  139,154,907
                                                      ------------ ------------
  Total liabilities and shareholders' equity........  $340,377,024 $589,345,393
                                                      ============ ============

          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1995        1996         1997
                                           ----------- ----------- ------------
Revenues:
  Gains on sales of loans................. $16,328,621 $55,360,515 $148,403,866
  Interest income.........................   4,304,760  13,848,976   39,306,759
  Securities valuation and other income...   1,666,682   4,265,285    1,634,175
                                           ----------- ----------- ------------
    Total revenues........................  22,300,063  73,474,776  189,344,800
                                           =========== =========== ============
Expenses:
  Interest................................   3,413,652   7,799,986   27,613,103
  Personnel and commission expense........   4,190,566  10,996,713   45,027,704
  General and administrative expense......   2,153,220   6,599,474   24,685,987
                                           ----------- ----------- ------------
    Total expenses........................   9,757,438  25,396,173   97,326,794
                                           =========== =========== ============
Earnings before taxes.....................  12,542,625  48,078,603   92,018,006
Income taxes..............................   5,205,190  20,446,614   38,243,110
                                           ----------- ----------- ------------
    Net earnings.......................... $ 7,337,435 $27,631,989 $ 53,774,896
                                           =========== =========== ============
Net earnings per share:
  Basic................................... $       .47 $      1.49 $       2.59
  Diluted................................. $       .47 $      1.37 $       2.23
Weighted average number of shares
 outstanding .............................
  Basic                                     15,562,500  18,552,500   20,747,665
  Diluted.................................  15,562,500  20,511,936   25,358,202


          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              COMMON STOCK
                         ---------------------- CONTRIBUTED TRANSLATION  RETAINED    SHAREHOLDERS'
                           SHARES     AMOUNT      CAPITAL   ADJUSTMENT   EARNINGS       EQUITY
                         ---------- ----------- ----------- ----------- -----------  -------------
Balance, December 31,
 1994................... 15,562,500         --     789,591       --       4,761,693     5,551,284
Net earnings, 1995......        --          --         --        --       7,337,435     7,337,435
                         ---------- -----------  ---------    ------    -----------  ------------
Balance, December 31,
 1995................... 15,562,500         --     789,591       --      12,099,128    12,888,719
Effect of contribution
 transaction............        --          --    (542,091)      --      (8,690,483)   (9,232,574)
Proceeds from initial
 public offering of
 5,175,000 shares of
 common stock, net of
 offering expenses of
 $4,810,911.............  5,175,000 $53,798,099        --        --             --     53,798,099
Net earnings, 1996......        --          --         --        --      27,631,989    27,631,989
                         ---------- -----------  ---------    ------    -----------  ------------
Balance, December 31,
 1996................... 20,737,500  53,798,099  $ 247,500       --     $31,040,634  $ 85,086,233
Exercise of stock
 options for 22,950
 shares of common stock.     22,950     302,523        --        --             --        302,523
Translation adjustment..        --          --         --     (8,745)           --         (8,745)
Net earnings, 1997......        --          --         --        --      53,774,896    53,774,896
                         ---------- -----------  ---------    ------    -----------  ------------
Balance, December 31,
 1997................... 20,760,450  54,100,622  $ 247,500    (8,745)   $84,815,530  $139,154,907
                         ========== ===========  =========    ======    ===========  ============


          See accompanying notes to consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        1995          1996           1997
                                    ------------  -------------  -------------
Cash flows from operating
 activities:
 Net earnings...................... $  7,337,435  $  27,631,989  $  53,774,896
 Adjustments to reconcile net
  income to net cash used in
  operating activities:
  Depreciation and amortization....       51,488        615,258      2,714,870
  Amortization of discount on note
   payable.........................          --             --         163,972
  Translation adjustment ..........          --             --          (8,745)
  Securities valuation ............          --      (4,265,285)       427,799
  Deferred tax expense.............          --      20,446,614     29,629,493
  Changes in certain assets and
   liabilities, net of effect of
   acquisitions and contribution
   transaction:
    Mortgage loans held for sale...  (63,536,648)  (143,632,836)   (41,325,891)
    Net change in interest only and
     residual certificates.........  (18,235,099)   (71,493,840)  (186,767,242)
    Loans held under repurchase
     agreement.....................  (12,800,565)    12,800,565            --
    Accrued interest receivable....     (928,119)    (2,204,075)    (1,387,528)
    Other assets...................     (282,831)    (1,387,556)   (12,465,420)
    Other liabilities..............    3,186,942      3,787,856      9,487,570
                                    ------------  -------------  -------------
Net cash used in operating
 activities........................  (85,207,397)  (157,701,310)  (145,756,226)
                                    ------------  -------------  -------------
Cash flows used in investing
 activities:
  Purchases of premises and
   equipment.......................     (436,853)    (3,028,897)    (5,649,989)
  Purchase of interest-only and
   residual certificates...........          --             --      (3,800,000)
  Payment for acquisitions.........          --      (5,000,000)           --
  Payment for long-term investment
   and loan commitment.............          --        (525,000)           --
                                    ------------  -------------  -------------
Net cash used in investment
 activities:.......................     (436,853)    (8,553,897)    (9,449,989)
                                    ------------  -------------  -------------
Cash flows from financing
 activities:
 Net change in:
  Borrowings under warehouse lines
   of credit.......................   96,130,120     56,550,275     52,350,660
  Borrowings from SPTL.............  (12,940,537)       322,053            --
  Due to affiliates................    1,585,150     (1,504,984)           --
  Bank overdraft...................      619,517       (619,517)           --
  Proceeds from long term debt.....          --      72,162,436     96,263,878
  Proceeds from issuance of common
   stock...........................          --      53,798,099        302,523
  Contribution transaction.........          --        (277,589)           --
                                    ------------  -------------  -------------
Net cash provided by (used in)
 financing activities..............   85,394,250    180,430,773    148,917,061
                                    ------------  -------------  -------------
Net change in cash.................     (250,000)    14,175,566     (6,289,154)
 Cash at beginning of year.........      250,000            --      14,175,566
                                    ------------  -------------  -------------
  Cash at end of year.............. $        --   $  14,175,566  $   7,886,412
                                    ============  =============  =============
  Supplementary information:
  Interest paid.................... $  2,129,369  $   6,330,097  $  25,540,511
  Taxes paid....................... $        --   $   1,213,252  $   9,105,917

          See accompanying notes to consolidated financial statements.

                     SOUTHERN PACIFIC FUNDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

1. ORGANIZATION

  Southern Pacific Funding Corporation ("SPFC" or the "Company") is the successor to the Residential Lending Division of Southern Pacific Thrift and Loan ("SPTL"). The Company originates and acquiresnon-conforming single-family residential loans, including loans secured by second mortgages. In October 1994, Imperial Credit Industries, Inc. ("ICII") incorporated the Company as part of a strategic decision to form a separate subsidiary through which to operate SPTL's Residential Lending Division. In April 1995, ICII caused SPTL to contribute (the "Contribution Transaction") to SPFC certain customer lists of SPTL's Residential Lending Division to the ongoing operations of such division. In addition, in April 1995 all employees of SPTL's Residential Lending Division became employees of SPFC. The Company completed an initial public offering of its Common Stock in June 1996. At December 31, 1997, upon completion of three secondary offerings, ICII owned approximately 46.9% of the Company's outstanding Common Stock.

2. BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPFC and its majority and wholly owned subsidiaries. These subsidiaries include National Capital Funding, Inc., Oceanmark Financial Corporation, Home America Financial Services, Inc. and Hallmark America Corp. which are located throughout the United States and Southern Pacific Mortgage Limited which is the Company's United Kingdom operation. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Mortgage Loans Held for Sale

  Mortgage loans held for sale are carried at the lower of aggregate cost or market. These loans are pledged against the Company's lines of credit. The cost of mortgage loans held for sale is the cost of the mortgage loans reduced or increased by the net deferred fees or costs associated with originating or acquiring the loan and increased by costs that are recognized upon sale. On an ongoing basis, management of the Company monitors the loan portfolio and considers such factors as historical loan loss experience, underlying collateral values, known problem loans, assessment of economic conditions, including changes in interest rates, and other appropriate data to identify risks in the loan portfolio.

 Interest-only and Residual Certificates

  Assets reflected in the accompanying consolidated balance sheets as interest-only and residual certificates in real estate mortgage investment conduits (REMICs) are recorded as a result of the Company's securitization of loans through various trust vehicles. The Company considers its obligations under recourse provisions in connection with its securitizations in valuing its interest-only and residual certificates. The Company estimates future cash flows from these interest-only and residual certificates and values them utilizing assumptions that it believes are consistent with those that would be utilized by an unaffiliated third party purchaser and records them as trading securities at fair value. Unrealized gains and losses are included in gains on sales of loans in the accompanying financial statements. The initial and subsequent changes in the unrealized gains and losses are included in securities valuation and other income. To the Company's knowledge, there is no active market for the sale of these interest-only and residual certificates.

  The fair value of interest-only and residual certificates is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (1) the coupon on the senior interests, (2) a base servicing fee paid to the loan servicer, (3) expected losses to be incurred on the portfolio of loans sold

                     SOUTHERN PACIFIC FUNDING CORPORATION
over the lives of the loans, and (4) fees payable to the trustee and monoline insurer. Prepayment assumptions used in the present value computation are based on recent evaluations of the actual prepayments of the Company's servicing portfolio or on market prepayment rates on new portfolios, taking into consideration the current interest rate environment and its expected impact on prepayment rates. The cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's interest-only and residual certificates will be adjusted monthly with corresponding adjustments made to earnings in that period.

  In certain of its securitizations, the Company provided an initial overcollateralization on the securities sold and in all its securitizations the Company builds overcollateralization as cash flows projected as described above are used by the trustee to reduce the outstanding balance of the securities sold by the Company.

  The Company currently uses a 12% discount rate to calculate present value of anticipated "out of the trust" cash flows that it anticipates receiving from the securitization trust after overcollateralization requirements have been achieved. Prepayment assumptions are applied to each discrete security and further to each product (i.e. ARM's, Fixed and 2/28's) within each security. The estimated CPR varies over time based upon the relative maturity of the loans included in each pool. The estimated annual CPR is 4% at inception and increases in equal monthly increments until the peak estimated CPR is achieved, generally within 12-23 months. Peak CPR's, range from 30% to 50% for ARM's, 40% for 2/28's and 23% for fixed rate loans. These peaks are generally maintained through month 36. Thereafter, peak CPR's are reduced in two twelve month steps at which time terminal CPR's are reached. Terminal CPR's are estimated at 20% for ARM's and 2/28's and 15% for fixed rate loans. The Company also periodically provides for additional credit losses which may be incurred on loans which the Company voluntarily purchases from the trusts.

 Gains on Sales of Loans

  Gains on sales of loans are determined by deducting from the gross proceeds of the sales or securitizations the allocated basis in the loans sold or securitized and related transaction costs. The initial fair value ofinterest-only and residual certificates is included as proceeds in calculating gains on sales of loans.

 Interest Income

  Interest income includes interest earned on mortgage loans held for sale. Interest expense includes interest paid on the Company's outstanding warehouse lines of credit, the Company's convertible subordinated debentures and the Company's senior notes.

 Securities Valuation and Other Income

  Securities valuation and other income includes the change in unrealized gains and losses on interest-only and residual certificates.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of individual assets (three to five years). Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of improvements, whichever is shorter.

                     SOUTHERN PACIFIC FUNDING CORPORATION

 Dividends

  The Company intends to retain all of its future earnings to finance its operations. The subsidiaries of the Company are restricted from paying dividends to the Company or any of its subsidiaries due to covenants in the Company's senior note agreement.

 Goodwill

  Goodwill, which represents the excess of purchases price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. (See Note 14).

 Long-Term Investments

  Long-term investments, included in other assets, are carried at cost and consist of preferred stock in Hallmark Government, Inc. of $360,000 at December 31, 1997.

 Deferred Income Taxes

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

 Net Earnings Per Share

  In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS). It simplifies the standards in APB Opinion No. 15, Earnings per Share, for computing EPS by replacing primary earnings per share with basic earnings per share and by alterning the calculation of diluted EPS, which replaces fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period EPS figures have been restated to conform to the provisions of the Statement.

                     SOUTHERN PACIFIC FUNDING CORPORATION

  The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                               YEAR ENDED DECEMBER 31, 1995
                                            -----------------------------------
                                                          WEIGHTED    PER SHARE
                                              INCOME   AVERAGE SHARES  AMOUNT
                                            ---------- -------------- ---------
   Basic EPS
   Net income available to common
    shareholders........................... $7,337,435   15,562,500     $0.47
   Effect of dilutive securities:
     Stock options.........................        --           --
     Convertible subordinated notes........        --           --
                                            ----------   ----------
   Diluted EPS............................. $7,337,435   15,562,500     $0.47
                                            ==========   ==========     =====

                                               YEAR ENDED DECEMBER 31, 1996
                                           ------------------------------------
                                                          WEIGHTED    PER SHARE
                                             INCOME    AVERAGE SHARES  AMOUNT
                                           ----------- -------------- ---------
   Basic EPS
   Net Income available to common
    shareholders.......................... $27,631,989   18,552,500     $1.49
   Effect of dilutive securities:
     Stock options........................                  481,422
     Convertible subordinated notes....... $   510,078    1,478,014
                                           -----------   ----------
   Diluted EPS............................ $28,142,067   20,511,936     $1.37
                                           ===========   ==========     =====

                                               YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------
                                                          WEIGHTED    PER SHARE
                                             INCOME    AVERAGE SHARES  AMOUNT
                                           ----------- -------------- ---------
   Basic EPS
   Net Income available to common
    shareholders.......................... $53,774,896   20,747,665     $2.59
   Effect of dilutive securities:
     Stock options........................                1,459,277
     Convertible subordinated notes.......   2,864,198    3,151,260
                                           -----------   ----------
   Diluted EPS............................ $56,639,094   25,358,202     $2.23
                                           ===========   ==========     =====

 Foreign Currency Translation

  All assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the rate in effect as of the date of the financial statements. Income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of shareholder's equity.

5. PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following at December 31, 1996 and 1997:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1997
                                                         ----------  ----------
   Premises and equipment............................... $3,634,193  $9,938,813
   Less accumulated depreciation and amortization.......   (597,805) (2,278,122)
                                                         ----------  ----------
                                                         $3,036,388  $7,660,691
                                                         ==========  ==========

                     SOUTHERN PACIFIC FUNDING CORPORATION

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The table below summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements at December 31, 1996 and 1997:

                                DECEMBER 31, 1996         DECEMBER 31, 1997
                            ------------------------- -------------------------
                               CARRY         FAIR        CARRY         FAIR
                               VALUE        VALUE        VALUE        VALUE
                            ------------ ------------ ------------ ------------
Cash....................... $ 14,175,566 $ 14,175,566 $  7,886,412 $  7,886,412
Loans held for sale........  223,059,102  231,981,466  264,384,993  274,960,393
Interest-only and residual
 certificates..............   87,016,900   87,016,900  277,156,343  277,156,343
Notes Payable..............          --           --     3,431,972    3,431,972
Long Term Debt.............   75,000,000   75,000,000  175,000,000  175,000,000
Borrowings under warehouse
 lines of credit...........  152,680,395  152,680,395  205,031,055  205,031,055

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

  The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, including the off balance sheet instruments disclosed in Note 15, are as follows:

  Loans held for sale. The Company has estimated the fair values reported based on recent sales and securitizations.

  Interest-only and residual certificates. Fair value determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates, loss experience and prepayment penalties.

  The Company currently uses a 12% discount rate to calculate present value of anticipated "out of the trust" cash flows that it anticipates receiving from the securitization trust after overcollateralization requirements have been achieved. Prepayment assumptions are applied to each discrete security and further to each product (i.e. ARM's, Fixed and 2/28's) within each security. The estimated CPR varies over time based upon the relative maturity of the loans included in each pool. The estimated annual CPR is 4% at inception and increases in equal monthly increments until the peak estimated CPR is achieved, generally within 12-23 months. Peak CPR's, range from 30% to 50% for ARM's, 40% for 2/28's and 23% for fixed rate loans. These peaks are generally maintained through month 36. Thereafter, peak CPR's are reduced in two twelve month steps at which time terminal CPR's are reached. Terminal CPR's are estimated at 20% for ARM's and 2/28's and 15% for fixed rate loans. The Company also periodically provides for additional credit losses which may be incurred on loans which the Company voluntarily purchases from the trusts.

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

                     SOUTHERN PACIFIC FUNDING CORPORATION

  Notes Payable. The carrying value reported approximates fair value due to the nature of the borrowings.

  Long Term Debt. The carrying value reported approximates fair value based on the current debt rates.

  Hedging Transactions. The Company regularly securitizes and sells fixed and variable-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling U.S. Treasury securities short or in the forward market.

  As of December 31, 1996 and 1997, the Company had open hedge positions of $32.6 million and $65.6 million respectively, related to the sales of United States Treasury securities in the forward market. The proceeds from the short sale are shown net of the related liability in the accompanying balance sheet at December 31, 1996 and 1997.

8. RELATED PARTY TRANSACTIONS

 Intracompany Cost Allocations

  During 1995 and 1996, the Company accrued allocated expenses for ICII that are included as part of personnel and commission expense and general and administrative expenses of $256,000 and $292,000, respectively. No administrative services are being provided by ICII or SPTL, effective January 1, 1997.

Borrowings from Affiliates

The average borrowings from affiliates and interest rates used to determine the weighted average interest on borrowings for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1996        1997
                                            -----------  ----------  ----------
   Average borrowings...................... $34,777,138  $3,890,267  $1,250,000
   Interest rate...........................        3.69%       6.25%      12.00%
   Interest on borrowings.................. $ 1,284,282  $  230,236  $  125,000

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

 ICII

  On July 17, 1997, the Company borrowed $15 million from ICII due on October 17, 1997 and bore interest at a rate of 12%. The $15 million was repaid on August 11, 1997 along with $125,000 in interest.

Loan Servicing

  From the point of commencement of operations until March 1994, SPTL served as the loan servicer for the Company and the Company was allocated its pro rata portion of SPTL's loan servicing expenses. In March 1994,

                     SOUTHERN PACIFIC FUNDING CORPORATION

ICII assumed the role of loan servicer for a servicing fee of approximately $7.50 per loan per month, so that the Company could complete its first securitization. In September 1995, the Company began to utilize the services of Advanta, an independent loan servicer, as the master servicer. Fees charged by Advanta are $25 per loan and 37.5 basis points per annum on the declining principal balance of each loan serviced, paid monthly, respectively, which fees are higher than those previously paid to ICII due to the additional collection activities performed by Advanta.

Consulting Agreements

  In June 1996, the Company entered into a five-year consulting agreement with The Dewey Consulting Group, owned by one of the Company's directors, John D. Dewey. Under the agreement, Mr. Dewey has agreed to assist the Company in the development of strategic alliances with selected mortgage lenders, including the identification of potential strategic alliance participants. The Company has agreed to compensate Mr. Dewey based upon actual strategic alliances entered into and loan production and earnings resulting from those alliances which amounts to .015% of the Company's share of warrants, interest-only cash received, and interest-only strips. No amounts were paid in 1996 or owing at December 31, 1996, $254,122 was paid in 1997 and $335,619 was owing at December 31, 1997.

Other

  The Company has outstanding receivables from Hallmark Government, Inc. of $7,153,800, collateralized by first mortgage loans.

9. LONG TERM OBLIGATIONS

  Long Term Debt at December 31, 1996 and 1997 consists of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1997
                                                        ---------- ------------
   Senior Notes, interest at 11.5%, due semi-annually,
    principal due November 1, 2004....................  $      --  $100,000,000
   Convertible subordinated debentures, interest at
    6.75%, due semi-annually, principal due
    October 15, 2006..................................  75,000,000   75,000,000

  Interest on the senior notes is payable semi-annually. Debt issuance costs of $3,647,368 at December 31, 1997 are included in other assets. These costs have been deferred and are being amortized over seven years using the interest method.

  The Convertible subordinated debentures are convertible into 3,151,125 shares of common stock, for a conversion price of $23.80 per share, at any time prior to maturity. Interest on the debentures is payable semi-annually. Debt issuance costs of $2,794,220 and $2,521,360 at December 31, 1996 and 1997, respectively, are included in other assets. These costs have been deferred and are being amortized over ten years using the interest method.

  Notes Payable at December 31, 1997 represents a payable to Oceanmark Bank for the purchase of Mortgage Division Assets and has a face amount of $3,800,000. The note bears no interest and has a 36 month term. Principal is payable in three equal installments of $1,266,667 at 12 months, 24 months and 36 months. The note was initially recorded at its present value of $3,268,000, discounted at 7%. The discount will be amortized over the term of the note using the interest method.

                     SOUTHERN PACIFIC FUNDING CORPORATION

10. INCOME TAXES

  For the 1996 period through the effective date of the IPO in June 1996, SPFC is included in a consolidated tax return filing with ICII. For the 1996 period subsequent to the IPO and 1997, SPFC will file a separate tax return on a stand-alone basis.

  SPFC's income taxes were as follows for the years ended December 31, 1996 and 1997:

                                                 1995       1996        1997
                                              ---------- ----------- -----------
   Current:
     Federal................................. $2,731,115 $ 3,680,000 $ 7,341,259
     State...................................    602,452     772,000   1,272,358
                                              ---------- ----------- -----------
       Total current.........................  3,333,567   4,452,000   8,613,617
   Deferred:
     Federal.................................  1,533,378  11,461,414  24,977,663
     State...................................    338,245   4,533,200   4,651,830
                                              ---------- ----------- -----------
       Total deferred........................  1,871,623  15,994,614  29,629,493
                                              ---------- ----------- -----------
   Total income taxes........................ $5,205,190 $20,446,614 $38,243,110
                                              ========== =========== ===========

  The following table shows the tax effects of temporary differences which give rise to the primary components of SPFC's net deferred tax liability at December 31, 1996 and 1997.

                                                           1996        1997
                                                        ----------- -----------
   Deferred tax liabilities:
     Interest-only and residual certificates........... $18,445,495 $48,074,988
                                                        =========== ===========

  A reconciliation of the income tax provision and the amount computed by applying the statutory Federal corporate income tax rate to income before income taxes are as follows for the years ended December 31, 1996 and 1997:

                                                              1995  1996  1997
                                                              ----  ----  ----
   Statutory U.S. Federal income tax rate.................... 35.0% 35.0% 35.0%
   Increases in rate resulting from state income taxes, net
    of Federal benefit.......................................  6.5   7.5   6.5
                                                              ----  ----  ----
   Effective income tax rate................................. 41.5% 42.5% 41.5%
                                                              ====  ====  ====

  At the effective date of the IPO, the Company entered into a tax agreement with ICII whereby, among other things, ICII will indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the effective date of the IPO in excess of such taxes as the Company has already paid or recognized.

                     SOUTHERN PACIFIC FUNDING CORPORATION

11. EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  Prior to October 1, 1997, employees of SPFC were eligible to participate in the ICII 401(k) plan. The ICII 401(k) plan matched a portion of the employee pretax contribution. Effective October 1, 1997 employees of SPFC are eligible to participate in the SPFC 401(k) plan which came into effect at that time. Employees may elect to enroll in the plan on the first day of any month, provided that they have been employed by SPFC for at least six months. Employees may contribute up to 15% of their compensation to the SPFC 401(k) Plan and SPFC will match 50% of the first 6% of employee pretax contributions. SPFC matching contributions are made as of December 31st each year. SPFC recorded 401(k) matching expense of approximately $26,000, $111,000 and $433,148 for the years ended December 31, 1995, 1996, and 1997, respectively.

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

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                 1995       1996        1997
                                              ---------- ----------- -----------
   Net Earnings:
     As reported............................  $7,337,435 $27,631,989 $53,774,896
     Pro forma..............................   7,105,518  26,266,703  50,612,358
     Net Earnings Per Share:
     As reported: Basic.....................  $     0.47 $      1.49 $      2.59
          Diluted...........................  $     0.46 $      1.37 $      2.23
     Pro forma: Basic.......................  $     0.47 $      1.42 $      2.44
          Diluted...........................  $     0.46 $      1.31 $      2.11

                     SOUTHERN PACIFIC FUNDING CORPORATION

  Stock option activity during the period indicated is as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
Balance at December 31, 1994........................       --          --
  Granted........................................... 1,942,200       $7.00
  Exercised.........................................       --          --
  Forfeited.........................................       --          --
  Expired...........................................       --          --
                                                     ---------       -----
Balance at December 31, 1995........................ 1,942,200        7.00
  Granted........................................... 1,078,500       12.57
  Exercised.........................................       --          --
  Forfeited.........................................  (113,250)      11.90
  Expired...........................................       --         0.00
                                                     ---------       -----
Balance at December 31, 1996........................ 2,907,450        8.85
  Granted...........................................   868,750       11.15
  Exercised.........................................   (22,950)      11.39
  Forfeited.........................................  (276,300)      13.07
  Expired...........................................       --          --
                                                     ---------       -----
Balance at December 31, 1997........................ 3,476,950        9.09


  At December 31, 1997, there were 384,500 additional shares available for grant under the Stock Option Plan. The per share weighted-average fair value of stock options granted during 1995, 1996 and 1997 was $15.74, $13.34 and $11.17, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.00%, risk free interest rate of 5.42%, an expected life of 6 years and an annualized volatility rate of 66.57%.

  At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $7.00--$15.00 and 8.20 years and $15.01-$20.00 and 8.80 years, respectively.

  At December 31, 1996 and 1997 there were 388,440, and 1,129,830 options, respectively exercisable.

13. SHORT TERM BORROWINGS

 Lines of Credit

  The Company has obtained five lines of credit from investment banks, for the purpose of fundingone-to-four family residential first and second mortgage loans, which is subject to certain operating and financial covenants and collateral requirements. Total borrowings under the warehouse lines are limited to $988.2 million and the lines are scheduled to expire between April 15, 1998 and December 14, 1998.

  As of December 31, 1996 and 1997, $152,680,395 and $205,031,055,
respectively, were outstanding on the lines of credit, on which interest was charged based on the type of loan funded. Interest expense incurred for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $131,000, $6,409,061 and $19,544,258, respectively with weighted average interest rates ranging from 5.7% to 8.3% for 1997.

 Residual Facility

  In May, 1997 the Company entered into a residual financing facility of $30 million that allowed the Company to obtain debt secured by interest-only and residual certificates. The Company drew upon $29.4 million of this facility and repaid the full amount on November 4, 1997.

                     SOUTHERN PACIFIC FUNDING CORPORATION

14. ACQUISITIONS

  In 1996, the Company purchased 95% of the common stock of a diversified financial services company for $5,000,000 in cash. The amount in excess of the fair value of net assets acquired is $4,742,571. The Company acquired net assets of $5,000,000 consisting primarily of goodwill of $4,742,571. The results of operations of the acquired company have been included in the consolidated financial statements since the date of acquisition.

  In May 1997, the Company purchased certain assets of a diversified financial services company in exchange for a $3,800,000 note payable (see Note 9). The amount in excess of the fair value of the net assets acquired was $2,320,884 which has been recorded as goodwill in the accompanying financial statements. In addition, the Company acquired interest-only and residual certificates for cash of $3.8 million.

  In December 1997, the Company purchased the loan servicing operation of NAMC for $400,000. The Company acquired NAMC's servicing operations assets and retained its loan servicing employees.

15. LOAN SERVICING

  Through December 1997 the company contracted for the servicing of substantially all loans it originated, purchased and held for sale with Advanta. This arrangement allowed the Company to increase the volume of loans it originated and purchased without incurring the overhead investment in servicing operations. As with any external service provider, the Company is subject to risks associated with inadequate or untimely services. The Company regularly reviews the delinquency of its servicing portfolio. Many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to profitably access the capital markets for its financing needs, including future securitizations.

  As of December 31, 1997 the Company's servicing portfolio (inclusive of securitized loans where the Company has ongoing risk of loss) was approximately $2.5 million. Through that date substantially all of the Company's loan servicing had either been outsourced or subcontracted to Advanta.

  The Company's acquisition in December 1997 of NAMC's loan servicing operations allowed the Company in mid-January 1998 to begin its own loan servicing operation for all new loans originated and purchased. In the second quarter of 1998, the Company plans to transfer to its internal servicing department the servicing of the loans included in the Company's December 1997 securitization and of remaining loans originated and purchased in December 1997 and January 1998.

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

  Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of December 31, 1997, the Company had agreements to fund loans of approximately $43.0 million.

                     SOUTHERN PACIFIC FUNDING CORPORATION

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

 Litigation

  The Company, its subsidiary Oceanmark Financial Corporation, and members of its board directors are defendants in a lawsuit in US District Court for the southern District of Florida. Oceanmark Bank, F.S.B. is the plaintiff. The Company was served on March 9, 1998. The complaint relates to the Company's acquisition of mortgages and notes of Oceanmark Bank beginning in 1995 and ending with the Company's acquisition of the mortgage operations of Oceanmark Bank and certain residual assets in May 1997 and events subsequent to the May 1997 acquisition. The complaint alleges, among other things, that employees of Oceanmark Bank conspired with the Company to lower the purchase price of the assets sold to the Company by Oceanmark Bank. The plaintiff seeks relief under theories of racketeering, securities fraud, breach of contract, breach of fiduciary duty, conspiracy, and negligence and requests compensatory and punitive damages totaling $75 million.

  The Company's management believes that the Oceanmark claims are without merit and intends to defend the Company's position vigorously. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  SPFC occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.


 Operating Leases

  The Company leases premises and equipment under operating leases with various expiration dates. Minimum annual rental payments at December 31, 1997 were as follows:

     1998............................................................ $4,190,910
     1999............................................................  3,917,316
     2000............................................................  3,092,437
     2001............................................................  2,666,172
     2002............................................................  2,057,852
                                                                      ----------
       Total......................................................... 15,924,687
                                                                      ==========

                     SOUTHERN PACIFIC FUNDING CORPORATION

  Rent expense amounted to $309,607, $484,416 and $2,394,621 for the years ended December 31, 1995, 1996 and 1997, respectively.

17. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

  Following is consolidating condensed financial information of SPFC, the Subsidiary Guarantors of the 11 1/2% Senior Notes due 2004 issued in November 1997 and the Subsidiary which is not a Subsidiary Guarantor:

                          CONSOLIDATING BALANCE SHEET

                                                      AS DECEMBER 31, 1997
                                       -----------------------------------------------------
                                                       NON-
                                        SUBSIDIARY   GUARANTOR
                              SPFC      GUARANTORS  SUBSIDIARY     SUBTOTAL    ELIMINATIONS      TOTAL
                          ------------ ------------ -----------  ------------  -------------  ------------
         Assets
Cash....................  $    408,286 $  2,047,362 $ 5,430,764  $  7,886,412  $         --   $  7,886,412
Loans held for sale.....   133,110,124   61,330,849  67,991,237   262,432,210      1,952,783   264,384,993
Interest-only and
 residual certificates..   277,156,343          --          --    277,156,343            --    277,156,343
Investment in
 subsidiaries...........    11,220,645          --          --     11,220,645    (11,220,645)          --
Other assets............   104,244,775   53,563,593   1,507,189   159,315,557   (119,397,912)   39,917,645
                          ------------ ------------ -----------  ------------  -------------  ------------
   Total assets.........  $526,140,173 $116,941,804 $74,929,190  $718,011,167  $(128,665,774) $589,345,393
                          ============ ============ ===========  ============  =============  ============
    Liabilities and
  Shareholders' Equity
Borrowings of credit
 under warehouse line...  $143,789,768 $        --  $61,241,287  $205,031,055  $         --   $205,031,055
Deferred tax liability..    44,111,149    4,213,931    (211,030)   48,114,050        (39,062)   48,074,988
Convertible subordinated
 notes..................   175,000,000          --          --    175,000,000            --    175,000,000
Other liabilities.......    29,454,384   95,414,744  14,111,962   138,981,090   (116,896,647)   22,084,443
                          ------------ ------------ -----------  ------------  -------------  ------------
   Total liabilities....   392,355,301   99,628,675  75,142,219   567,126,195   (116,935,709)  450,190,486
                          ============ ============ ===========  ============  =============  ============
Shareholders' equity:
 Common stock...........    54,100,644       25,343         --     54,125,987        (25,365)   54,100,622
 Contributed capital....       247,500   11,649,637         --     11,897,137    (11,649,637)      247,500
 Translation
  adjustment............           --           --       (8,745)       (8,745)           --         (8,745)
 Retained earnings......    79,436,728    5,638,149    (204,284)   84,870,593        (55,063)   84,815,530
                          ------------ ------------ -----------  ------------  -------------  ------------
   Total shareholders'
    equity..............   133,784,872   17,313,129    (213,029)  150,884,972    (11,730,065)  139,154,907
                          ------------ ------------ -----------  ------------  -------------  ------------
   Total liabilities and
    shareholders'
    equity..............  $526,140,173 $116,941,804 $74,929,190  $718,011,167  $(128,665,774) $589,345,393
                          ============ ============ ===========  ============  =============  ============

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONSOLIDATING STATEMENT OF EARNINGS

                                                 YEAR ENDED DECEMBER 31, 1997
                                       -------------------------------------------------
                                                      NON-
                                       SUBSIDIARY  GUARANTOR
                             SPFC      GUARANTORS  SUBSIDIARY    SUBTOTAL   ELIMINATIONS     TOTAL
                         ------------  ----------- ----------  ------------ ------------  ------------
Revenues:
  Gains on sales of
   loans................ $118,230,144  $27,091,191 $3,082,531  $148,403,866 $       --    $148,403,866
  Interest income.......   36,941,438    9,213,663  2,916,618    49,071,719  (9,764,960)    39,306,759
  Securities valuation
   and other income.....   (2,766,667)   4,511,716   (110,874)    1,634,175         --       1,634,175
                         ------------  ----------- ----------  ------------ -----------   ------------
    Total revenues......  152,404,915   40,816,570  5,888,275   199,109,760  (9,764,960)   189,344,800
                         ------------  ----------- ----------  ------------ -----------   ------------
Expenses:
  Interest on other
   borrowings...........   26,074,145    8,958,966  2,344,952    37,378,063  (9,764,960)    27,613,103
  Personnel and
   commission Expense...   28,091,560   15,184,601  1,751,543    45,027,704         --      45,027,704
  General and
   administrative
   Expense..............   15,430,810    7,020,069  2,140,983    24,591,862      94,125     24,685,987
                         ------------  ----------- ----------  ------------ -----------   ------------
    Total expenses......   69,596,515   31,163,636  6,237,478   106,997,629  (9,670,835)    97,326,794
                         ============  =========== ==========  ============ ===========   ============
Earnings before taxes...   82,808,400    9,652,934   (349,203)   92,112,131     (94,125)    92,018,006
Income taxes............   34,412,306    4,014,785   (144,919)   38,282,172     (39,062)    38,243,110
                         ------------  ----------- ----------  ------------ -----------   ------------
    Net earnings........ $ 48,396,094  $ 5,638,149 $ (204,284) $ 53,829,959 $   (55,063)  $ 53,774,896
                         ============  =========== ==========  ============ ===========   ============

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31, 1997
                                        ------------------------------------------------------
                                                         NON-
                                        SUBSIDIARY    GUARANTOR
                              SPFC      GUARANTORS    SUBSIDIARY     SUBTOTAL     ELIMINATIONS     TOTAL
                          ------------  -----------  ------------  -------------  ------------ -------------
Net cash provided by
 (used in) operating
 activities.............  $(95,039,704) $ 4,276,336  $(55,180,048) $(145,943,416)   $187,190   $(145,756,226)
Net cash used in
 investing activities...    (3,096,096)  (5,723,418)     (630,475)    (9,449,989)        --       (9,449,989)
Cash flows from
 financing activities:
  Net changes in:
    Borrowings under
     warehouse lines of
     credit.............    (8,890,627)         --     61,241,287     52,350,660         --       52,350,660
    Proceeds from long
     term debt..........    96,263,878                                96,263,878                  96,263,878
    Other...............       302,523      187,190           --         489,713    (187,190)        302,523
                          ------------  -----------  ------------  -------------    --------   -------------
Net cash provided by
 (used in) financing ac-
 tivities...............    87,675,774      187,190    61,241,287    149,104,251    (187,190)    148,917,061
Net change in cash......   (10,460,026)  (1,259,892)    5,430,764     (6,289,154)        --       (6,289,154)
Cash at beginning of
 period.................    14,175,566          --            --      14,175,566         --       14,175,566
                          ------------  -----------  ------------  -------------    --------   -------------
Cash at end of year.....  $  3,715,540  $(1,259,892) $  5,430,764  $   7,886,412    $    --    $   7,886,412
                          ============  ===========  ============  =============    ========   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement which will be filed with Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to Executive Compensation is incorporated herein by reference to the Company's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  (a) Financial Statements, Financial Statement Schedules and Exhibits.

  (1) Financial Statements

  The following consolidated financial statements of Southern Pacific Funding Corporation are included in Part II, Item 8 of this report

                                                                        PAGE(S)
                                                                        -------
Independent Auditor's Report...........................................    33
  Consolidated Balance Sheets--December 31, 1996 and 1997..............    34
  Consolidated Statements of Earnings--Years ended December 31, 1995,
   1996, and 1997......................................................    35
  Consolidated Statements of Shareholder's Equity--Years ended December
   31, 1995, 1996, and 1997............................................    36
  Consolidated Statements of Cash Flows--Years ended December 31, 1995,
   1996, and 1997......................................................    37
  Notes to Consolidated Financial Statements...........................    38

  (2) Financial Statement Schedules

  None required.

  (3) Exhibits

 3.1**   Certificate of Incorporation of the Company, as amended
 3.2**   Bylaws of the Company, as amended
 4.1     Form of Indenture incorporated by reference to Exhibit 4.1 of the
         Company's Registration Statement No. 333-14627 on Form S-1
 4.2     Form of Notes incorporated by reference to Exhibit 4.2 of the
         Company's Registration Statement No. 333-14627 on Form S-1
 10.1**  1995 Senior Management Stock Option Plan and Form of Senior Management
         Stock Option Agreement
 10.2**  1995 Stock Option, Deferred Stock and Restricted Stock Plan and Form
         of Stock Option Agreement
 10.3**  Services Agreement effective June 13, 1996 by and between the
         Registrant and Imperial Credit Industries, Inc.
 10.4**  Tax Agreement effective June 13, 1996 by and between the Registrant and Imperial Credit Industries, Inc.
 10.5**  Loan Servicing Agreement dated September 14, 1995 by and between the
         Registrant and Advanta Mortgage Corp. USA
 10.6**  Whole Loan Financing Program dated March 21, 1995 by and among the
         Registrant, DLJ Mortgage Capital, Inc. And Bankers Trust Company
 10.7**  Master Repurchase Agreement dated August 5, 1995 by and between the
         Registrant and Oceanmark Bank
 10.8**  Revolving Credit and Term Loan Agreement by and between Registrant and
         Southern Pacific Thrift and Loan Association
 10.9**  Wet Inc., Interim and Pre-Sale Funding Facility dated November 17,
         1995 by and between the Registrant and Lehman Commercial Paper, Inc.
 10.10** Telemarketing Agreement dated March 25, 1995 by and among the
         Registrant, Results Technologies, Inc. And Tele-Quote, Inc.
 10.11** Office Lease Agreement dated September 13, 1995 by and between the
         Registrant and Property Reserve, Inc.
 10.12** Office Lease Agreement dated November 29, 1995 by and between the
         Registrant and Property Reserve, Inc.
 10.13** Sublease dated January 23, 1996 by and between the Registrant and
         Property Reserve, Inc.
 10.14** Office Building Lease dated January 23, 1996 by and between the
         Registrant and Property Reserve, Inc.
 10.15** Employment Agreement effective January 1, 1996 by and between the
         Registrant and Robert W. Howard
 10.16** Employment Agreement effective January 1, 1996 by and between the
         Registrant and Bernard A. Guy
 10.17** Contribution Agreement effective April 1, 1995 by and among the
         Registrant, Imperial Credit Industries, Inc., and Southern Pacific
         Thrift and Loan Association, Inc.
 10.18*  Consulting and Noncompetition Agreement, dated May 15, 1996, by and between the Registrant and the Dewey Consulting Group
 10.20*  Amendment to Loan Servicing Agreement, dated August 12, 1996, by and between the Registrant and Advanta Mortgage Corp. USA
 10.21*  Registration Rights Agreement, dated October 17, 1996, between the
         Registrant and Imperial Credit Industries, Inc.
 10.22*  Master Loan and Security Agreement, dated as of October 22, 1996, between the Registrant and Morgan Stanley Mortgage Capital, Inc.

 11.1 Statement re: computation of per share earnings
 12.1 Statement re: computation of ratios
 23.1 Consent of KPMG Peat Marwick LLP
 27.1 Financial Data Schedule
 27.2 Financial Data Schedule

--------
* Previously filed in connection with Registration Statement No. 333-1418 and hereby incorporated by reference

** Previously filed in connection with Registration Statement No. 333-3270 and hereby incorporated by reference
   Portions of these exhibits have been omitted and are subjected to a confidential treatment request filed with the Securities Exchange Commission pursuant to Rule 46.

                                  SIGNATURES

  Pursuant to the requirements of the of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHERN PACIFIC FUNDING CORPORATION

                                                  /s/ Robert W. Howard
                                          By: _________________________________
                                                      Robert W. Howard
                                                Chief Executive Officer and
                                                          Director

                                          Date: March 31, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ Robert W. Howard           Chief Executive Officer and   March 31, 1998
____________________________________  Director (principal
          Robert W. Howard            executive officer

       /s/ Bernard A. Guy            President and Director        March 31, 1998
____________________________________
           Bernard A. Guy


      /s/ Peter Makowiecki           Chief Financial Officer       March 31, 1998
____________________________________
          Peter Makowiecki

     /s/ Timothy Breedlove           Senior Vice President and     March 31, 1998
____________________________________  Controller (principal
         Timothy Breedlove            financial and accounting
                                      officer)

      /s/ H. Wayne Snavely           Director and Chairman of the  March 31, 1998
____________________________________  Board
          H. Wayne Snavely

       /s/ A. Van Ruiter             Director                      March 31, 1998
____________________________________
           A. Van Ruiter

         /s/ John Dewey              Director                      March 31, 1998
____________________________________
             John Dewey

        /s/ Frank Willey             Director                      March 31, 1998
____________________________________
            Frank Willey

    /s/ Stephen J. Shugerman         Director                      March 31, 1998
____________________________________
        Stephen J. Sugerman