Form 10-Q
period 1998-03-31
SOUTHERN PACIFIC FUNDING CORP
filed 1998-05-15
CIK 1011836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ----- to -----

                             Commission File Number

                                     1-11785

                      SOUTHERN PACIFIC FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


         California                                      33-0636924
         ----------                                      ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

4949 Meadows Road, Suite 600, Lake Oswego, OR                     97035
---------------------------------------------                     -----
(Address of principal executive offices)                      (Zip Code)

                                 (503) 303-5400
                                 --------------

              (Registrant's telephone number, including area code)
            ONE CENTERPOINTE DRIVE, SUITE 500, LAKE OSWEGO, OR 97035
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998: 20,741,700 shares.

                      SOUTHERN PACIFIC FUNDING CORPORATION
                                    FORM 10-Q
                     THREE MONTH PERIOD ENDED MARCH 31, 1998


TABLE OF CONTENTS                                                                        PAGE

PART I  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                         Condensed Consolidated Balance Sheets
                         At March 31, 1998 and December 31, 1997                         2

                         Condensed Consolidated Statements of Earnings for the
                         Three month periods ended March 31, 1998 and 1997               3

                         Condensed Consolidated Statements of Cash Flows for the
                         Three month periods ended March 31, 1998 and 1997               4

                         Notes to Condensed Consolidated Financial Statements            5

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          9

         Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                                           15

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     15

         Item 6 - Exhibits and Reports on Form 8-K                                      15

                 Signatures                                                             16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,             DECEMBER 31,
                                                                                  1998                    1997
                                                                             --------------          --------------
                                                                              (UNAUDITED)

ASSETS
Cash                                                                          $  13,733,516          $   7,886,412
Loans held for sale                                                             244,797,845            264,384,993
Interest-only and residual certificates                                         327,358,369            274,631,779
Mortgage servicing rights                                                         4,759,470              2,524,564
Accrued interest receivable                                                       3,388,110              4,568,977
Premises and equipment, net                                                      11,239,579              7,660,691
Goodwill, net                                                                     6,438,502              6,615,080
Other assets                                                                     36,482,153             21,072,897
                                                                              -------------          -------------
      Total assets                                                            $ 648,197,544          $ 589,345,393
                                                                              =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowings under warehouse lines of credit                                    $ 230,896,358          $ 205,031,055
Notes payable                                                                     4,865,162              3,431,972
Deferred tax liability                                                           57,101,044             48,074,988
Long term debt                                                                  175,000,000            175,000,000
Other liabilities                                                                28,634,005             18,652,471
                                                                              -------------          -------------
      Total liabilities                                                         496,496,569            450,190,486

Shareholders' equity:
Preferred stock, $.01 par value,
      5,000,000 shares authorized; none issued or
      outstanding at March 31, 1998 and
      December 31, 1997                                                                   -                      -
Common stock, no par value,
      50,000,000 shares authorized; 20,735,200
      and 20,760,450 shares issued and outstanding
      at March 31, 1998 and December 31, 1997 respectively                       53,742,987             54,100,622
Contributed capital                                                                 247,500                247,500
Cumulative comprehensive earnings-Translation adjustment                            128,464                 (8,745)
Retained earnings                                                                97,582,024             84,815,530
                                                                              -------------          -------------
      Total shareholders' equity                                                151,700,975            139,154,907
                                                                              -------------          -------------
      Total liabilities and shareholders' equity                              $ 648,197,544          $ 589,345,393
                                                                              =============          =============


     See accompanying notes to condensed consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         1998                1997
                                                   -----------------    --------------

Revenues:

      Gains on sales of loans                         $ 44,368,916        $ 28,073,459
      Interest income                                   14,774,462           6,439,257
      Securities valuation and other income              4,069,750           2,454,733

                                                   ----------------     ---------------
                   Total revenues                       63,213,128          36,967,449
                                                   ----------------     ---------------

Expenses:

      Interest                                          12,626,472           3,620,045
      Personnel and commission expense                  18,545,197           7,105,972
      General and administrative expense                10,218,394           4,618,408

                                                   ----------------     ---------------
                   Total expenses                       41,390,063          15,344,425

Earnings before taxes                                   21,823,065          21,623,024
Income taxes                                             9,056,571           8,974,995

                                                   ================     ===============
                   Net earnings                       $ 12,766,494        $ 12,648,029
                                                   ================     ===============

NET EARNINGS PER SHARE:
      Basic                                                 $ 0.62              $ 0.61
                                                   ================     ===============

      Diluted                                               $ 0.54              $ 0.53
                                                   ================     ===============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                             20,744,168          20,737,500

      Diluted                                           25,215,803          25,292,622


     See accompanying notes to condensed consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 1998                      1997
                                                                          --------------------     ---------------------

Cash flows from operating activities:
Net earnings                                                                     $ 12,766,494              $ 12,648,029
Adjustments to reconcile net income to net
cash used in operating activities:
      Depreciation and amortization                                                 1,302,284                   429,978
      Translation adjustment                                                          137,209                         -
      Changes in certain assets and  liabilities,  net of effect of acquisitions and contribution transaction:
      Mortgage loans held for sale                                                 19,587,148                30,033,012
      Net change in interest only and residual certificates                       (52,726,590)              (40,931,655)
      Accrued interest receivable                                                   1,180,867                 1,740,393
      Deferred tax liability                                                        9,026,056                 9,864,945
      Other assets                                                                (15,409,256)               (2,468,359)
      Other liabilities                                                             9,981,534                   110,598
      Capitalized mortgage servicing rights                                        (2,382,904)                        -

                                                                          --------------------     ---------------------
Net cash (used in) provided by operating activities                               (16,537,158)               11,426,941
                                                                          --------------------     ---------------------

Cash flows used in investing activities:
      Purchases of premises and equipment                                          (4,491,007)               (1,191,212)

                                                                          --------------------     ---------------------
Net cash used in investing activities                                              (4,491,007)               (1,191,212)
                                                                          --------------------     ---------------------

Cash flows from financing activities:
   Net changes in:
      Borrowings under warehouse lines of credit                                   25,865,303                13,758,688
      Repurchase of Common Stock                                                     (489,185)                        -
      Proceeds from issuance of Common Stock                                          131,550                         -
      Proceeds from issuance of note payable                                        1,367,601                         -

                                                                          --------------------     ---------------------
Net cash provided by financing activities                                          26,875,269                13,758,688
                                                                          --------------------     ---------------------

Net change in cash                                                                  5,847,104                23,994,417
Cash at beginning of period                                                         7,886,412                14,175,566

                                                                          ====================     =====================
Cash at end of period                                                            $ 13,733,516              $ 38,169,983
                                                                          ====================     =====================

     See accompanying notes to condensed consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

        As of March 31, 1998 and 1997, the Company had open hedge positions of $86.1 million and $35.2 million respectively, related to the sales of U.S. Treasury securities in the forward market. The proceeds from the short sales are shown net of the related liability in the accompanying balance sheets at March 31, 1998 and 1997.


NOTE C - COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

        The Company is a party to financial instruments with off balance sheet risk in the normal course of business. These financial instruments include agreements to fund fixed and variable-rate mortgage loans and loans in process. For agreements to fund fixed-rate

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


loans, the contract amounts represent exposure to loss from market fluctuations as well as credit loss. The Company controls the credit risk of its agreements to fund fixed and variable-rate loans through credit approvals, limits and monitoring procedures.

     Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of March 31, 1998, the Company had agreements to fund fixed rate loans of approximately $39.3 million.

SALES OF LOANS AND SERVICING RIGHTS

     In the ordinary course of business, the company is exposed to liability from representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the company is required to repurchase mortgage loans if there has been a breach of a representation or warranty. For loans that have been securitized, the Company includes an estimate of credit loss in determining its discounted recourse liability. On a periodic basis, the Company reviews its assumptions in light of historical experience and economic trends to evaluate their reasonableness in measuring the fair value of recorded assets.

     The Company's servicing agreement with Advanta provides that if the Company desires to terminate the agreement without cause upon 90 days' written notice, the Company will be required to pay Advanta an amount equal to 1.0% of the aggregate principal balance of the mortgage loans being serviced by Advanta at that time. The agreement also provides that a transfer service fee of $100 per loan shall be paid to Advanta for any mortgage loans for which the Company transfers servicing from Advanta to another servicer without terminating the agreement.

LITIGATION

     The Company, its subsidiary Oceanmark Financial Corporation and members of its board of directors are defendants in a lawsuit in US District Court for the southern district of Florida. Oceanmark Bank, F.S.B. is the plaintiff. The Company was served on March 9, 1998. The complaint relates to the Company's acquisition of mortgages and notes of Oceanmark Bank beginning in 1995 and ending with the Company's acquisition of the mortgage operations of Oceanmark Bank and certain residual assets in May 1997, as well as events subsequent to the May 1997 acquisition. The complaint alleges, among other things, that employees of Oceanmark Bank conspired with the Company to lower the purchase price of the assets sold to the Company by Oceanmark Bank. The plaintiff seeks relief under theories of racketeering, securities fraud, breach of contract, breach of

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


fiduciary duty, conspiracy, and negligence and requests compensatory and punitive damages totaling $75 million.

     The Company's management believes that the Oceanmark claims are without merit and intends to defend the Company's position vigorously. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     SPFC occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


NOTE D - NET EARNINGS PER SHARE

     The  following   illustrates  the  reconciliation  of  the  numerators  and denominators of the basic and diluted earnings per share (EPS) computations:

                                                  Three months ended March 31, 1998
                                           ----------------------------------------------
                                                              Weighted
                                               Net             average          Per share
                                            earnings           shares            amount
                                            --------          ---------         ---------
Basic EPS
Net   earnings   available   to   common
shareholders                                $12,766,494        20,744,168             $0.62
Effect of dilutive securities:
   Stock options                                                1,320,375
   Convertible subordinated notes               730,248         3,151,260
                                          --------------    --------------
Diluted EPS                                 $13,496,742        25,215,803             $0.54
                                          ==============    ==============    ==============

                                                  Three months ended March 31, 1998
                                           ----------------------------------------------
                                                              Weighted
                                               Net             average          Per share
                                            earnings           shares            amount
                                            --------          ---------         ---------
Basic EPS
Net   earnings   available   to   common
shareholders                                $12,648,029        20,737,500             $0.61
Effect of dilutive securities:
   Stock options                                                1,403,862
   Convertible subordinated notes               633,446         3,151,260
                                          --------------    --------------
Diluted EPS                                 $13,281,475        25,292,622             $0.53
                                          ==============    ==============    ==============

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - COMPREHENSIVE INCOME

     Comprehensive income was $12,903,703 and $12,648,029 for the three months ended March 31, 1998 and March 31, 1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Selected Consolidated Financial Data and Consolidated Financial Statements of the Company and the accompanying notes included in Item 1 of the Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Such risks and uncertainties include those related to economic conditions, changes in valuations of interest-only and residual certificates, the financial and securities markets, acquisitions and the integration of acquired businesses, operations in the United Kingdom, changes in government regulations including regulatory fees, changes in prevailing interest rates, management of interest rate fluctuations, the market for whole loan sales, prepayment speeds, delinquencies and default rates, demand for the Company's services, the Company's financing needs, the degree to which the Company is leveraged and other risks identified in the Company's Securities and Exchange Commission filings, including Item 7 of the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

     Given these uncertainties, investors are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in the report to reflect future events or developments.


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

     The Company's primary source of revenue is the recognition of gains from the sale of interests in loans through securitizations. The Company recognizes gains from the sale of senior interests in loans as the excess of the net proceeds received on the sale and the fair value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans. The fair value of the interest-only and residual certificates is an estimate of the present value of the future cash flows from such certificates, which are subject to the prepayment and loss characteristics of the underlying loans. The

Company securitized and sold senior interests in loans with principal balances of $640.4 million and $343.8 million during the three months ended March 31, 1998 and 1997, respectively. The Company sold loans through whole loan transactions with principal balances of $18.4 million and $3.4 million during the three months ended March 31, 1998 and 1997, respectively. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.


FINANCIAL CONDITION

MARCH 31, 1998

     Loans held for sale decreased $19.6 million or 7.4% to $244.8 million at March 31, 1998 from $264.4 million at December 31, 1997. The decrease in loans held for sale resulted primarily from the sale of loans into securitizations of $640.4 million, including $85.1 million by the Company's subsidiaries in the U.K. Mortgage loans held for sale by the U.K. subsidiaries at December 31, 1997 was $36.1 million higher than the amount held as of March 31, 1998, reflective of the accumulation of inventory for the securitization during the 1998 first quarter.

     Interest-only and residual certificates increased $52.8 million or 19.2% to $327.4 million at March 31, 1998 from $274.6 million at December 31, 1997. This increase resulted primarily from interest-only and residual certificates generated from new securitizations in the U.S and the U.K. during the three months ended March 31, 1998.

     Net premises and equipment increased $3.5 million or 45.5% to $11.2 million at March 31, 1998 from $7.7 million at December 31, 1997. This growth reflects the acquisition of computer and office equipment for the move to the Company's new corporate headquarters, the continued expansion of branch loan origination offices and the start up of the Company's new servicing operations center during the three months ended March 31, 1998.

     Other assets increased $15.4 million or 73.0% to $36.5 million at March 31, 1998 from $21.1 million at December 31, 1997. Other assets include prepaid expenses, accounts receivable, bond issuance costs and a receivable from an affiliate of $19.9 million at March 31, 1998 that is secured by mortgage loans which are financed by the Company through its warehouse lines.

     Borrowings under warehouse lines of credit increased $25.9 million or 12.6% to $230.9 million at March 31, 1998 from $205.0 million at December 31, 1997 associated with the net use of cash in operations and the increase in cash of $5.8 million at March 31, 1998.

     Other liabilities increased $9.9 million or 52.9% to $28.6 million at March 31, 1998 from $18.7 million at December 31, 1997 primarily due to increases in accrued interest payable on long term debt and accrued payroll liabilities.


RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Total revenues increased $26.2 million or 70.8% to $63.2 million for the quarter ended March 31, 1998 from $37 million for the quarter ended March 31, 1997. During the same period, the Company's total expenses increased $26.1 million or 170.6% to $41.4 million from $15.3 million. As a result, the Company's earnings increased $.2 million or 1.6% to $12.8 million in the quarter ended March 31, 1998 from $12.6 million in 1997. Expenses for the quarter ended March 31, 1998 included $1.8 million associated with the start-up of the Company's new servicing operations center in Santa Rosa, California.

     The increase in revenues was primarily attributable to the expansion of loan originations that facilitated the increase in interest income and the securitization and sale of whole loans. During the first quarter of 1998, Wholesale Division loan production increased $146.4 million or 74.1% to $344.1 million compared to $197.7 million in the comparable period in 1997. Correspondent purchases of loans decreased $61.3 million or 68.1% to $28.8 million compared to $90.1 million reflecting the Company's decision during the first quarter of 1998 to curtail this channel of loan origination. The origination of loans by the Consumer Division increased $61.7 million or 630% to $71.5 million compared to $9.8 million. Loan originations from the Strategic Alliance program increased to $153 million from $19.5 million. Loans originated in the United Kingdom were $49.9 million and were negligible during the first quarter of 1997. As a result, total residential loan originations and purchases increased $330.2 million or 104.2% to $647.2 million for the first quarter of 1998 from $317 million during the first quarter of 1997.

     Gains on sales of loans increased $16.3 million or 58% to $44.4 million on sales and securitizations of $640.4 million for the quarter ended March 31, 1998 from $28.1 million on sales and securitizations of $343.8 million during the quarter ended March 31, 1997. Total loans of $555.3 million were securitized in the United States during the first quarter of 1998 compared to $343.8 million of loans securitized in the comparable period of 1997, with a weighted average net gain on securitization of 7.3% and 8.1%, respectively. The decrease in the net gain on a percentage basis is attributable to periodic changes that the Company has made in the assumptions that it utilizes to value residuals. The Company's U.K. subsidiaries completed their first securitization of $85.1 million at a weighted average net gain of 3.65% during the three months ended March 31, 1998.

     Interest income increased $8.4 million or 131.3% to $14.8 million in the first quarter of 1998 from $6.4 million in the comparable period in 1997 as a result of the higher average balance of loans held for sale in 1998 generated from the increased loan production during the period.

     Securities valuation and other income increased $1.6 million or 64.0% to $4.1 million in the first quarter of 1998 from $2.5 million in the comparable period of 1997. This increase was primarily the result of a $1.3 million or 309% increase in prepayment income to $1.8 million in the quarter ended March 31, 1998 from $.5 million in the comparable period in 1997.

     Interest expense increased $9 million or 250% to $12.6 million for the quarter ended March 31, 1998 from $3.6 million for the comparable period in 1997. The increase in interest expense was attributable to the interest costs associated with higher borrowings under warehouse lines of credit used to finance the increased loan origination and purchase volume during the quarter ended March 31, 1998. The increase in interest expense during the three months ended March 31, 1998 also reflected the expense attributable to $100 million in senior notes issued in November 1997.

     Personnel and commission expense increased $11.4 million or 160.6% to $18.5 million in the quarter ended March 31, 1998 from $7.1 million in the comparable period in 1997. The increase in personnel and commission expense was primarily due to increased staffing levels related to the Wholesale Division's growth, including $4.6 million during the quarter ended March 31, 1998 associated with new operating subsidiaries that were acquired or formed subsequent to the quarter ended March 31, 1997. As of March 31, 1998 the Company operated 58 regional and satellite offices and employed 1,061 persons as compared to 22 regional and satellite offices and 513 employees as of March 31, 1997.

     General and administrative expense, which consists primarily of occupancy and other operating expenses, increased $5.6 million or 121.7% to $10.2 million in the quarter ended March 31, 1998 from $4.6 million in the comparable period in 1997. The increase in general and administrative expense included $1.8 million from the startup of the Company's servicing operations facility and $2.5 million from new operating subsidiaries during the quarter ended March 31, 1998. Additional increases in expenses were incurred in association with the increase in the number of regional and satellite offices and increased loan origination and purchase volume.


LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its cash requirements primarily through capital market transactions and warehouse financing as well as whole loan sales and securitizations. The Company anticipates that it will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates on the loans sold. To reduce this negative cash flow, the

Company  plans to sell loans  through  whole loan  transactions  and  finance or
resecuritize   some  of  its  existing   retained   interest-only  and  residual
certificates.

     The Company relies in part upon short-term warehouse facilities to fund loan originations and purchases. The Company has entered into four warehouse and purchase facilities. Under these facilities, the Company has available $1.025 billion warehouse lines of credit secured by the loans the Company originates and purchases which are scheduled to expire between May 1998 and December 1998.

     The Company is required to comply with various operating and financial covenants as defined in the agreements governing the warehouse facilities. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the facilities, (ii) selling any asset other than in the ordinary course of business, (iii) guaranteeing the debt obligations of any other entity, (iv) the use of proceeds from such facilities, including delivery standard, LTV ("loan-to-value") and product mix and (v) the Company's minimum net worth, debt to net worth ratio, profitability and minimum borrowing base requirements. The continued availability of funds provided to the Company under the facilities is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements; the Company remained in compliance with the covenants during the three months ended March 31, 1998.

     During the quarter ended March 31, 1998, the Company securitized $640.4 million in loans. The Company expects to continue to depend on its ability to securitize loans in the secondary market to generate cash proceeds for repayment of its warehouse lines and to create credit availability to purchase additional loans. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may affect the Company's results of operations, financial condition and ability to generate sufficient cash flows needed to continue originating and purchasing loans at increased levels.


CASH FLOWS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Operating Activities. Cash used in operating activities increased $27.9 million to $16.5 million for the three months ended March 31, 1998 as compared to the $11.4 million provided by operating activities for the three months ended March 31, 1997. For the three months ended March 31, 1998, the Company used cash of $51.0 million for interest-only and residual certificates compared to $42.7 million used in the three months ended March 31, 1997, an increase of $8.3 million or 19.4%. Operating cash provided by the net change in mortgage loans held for sale decreased by $10.4 million to $19.6 million for the three months ended March 31, 1998 from $30.0 million for the three months ended March 31, 1997. The increase in the net change in other assets of $12.9 million was the other principal increase in the use of operating cash during the three months ended March 31, 1998.

     Investment Activities. Net cash used in investing activities increased to $4.5 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. This increase reflected the acquisition of additional premises and equipment associated with the Company's new headquarters, offices, servicing operations center and expanded branch operations.

     Financing Activities. Net cash provided by financing activities increased $13.1 million to $26.9 million for the three months ended March 31, 1998 compared to $13.8 million for the three months ended March 31, 1997 resulting from the increased borrowings under warehouse lines of credit.


RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.


YEAR 2000

     The Year 2000 issue relates to a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999". This approach assumed that the first two digits of the abbreviated date is "19". However, when the computer reaches 2000 it may interpret "00" as the year 1900, possibly causing inaccurate data processing or processing to stop altogether. The Company has reviewed its exposure to the Year 2000 issue with respect to its data processing systems and determined the cost of Year 2000 compliance will be immaterial to its financial condition and results of operations. Additionally, the Company has reviewed its exposure to the Year 2000 issue with respect to material vendors such as Advanta and is monitoring Advanta's Year 2000 compliance program to ensure timely completion.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No information is required under this item.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

     The Company, its subsidiary Oceanmark Financial Corporation and members of its board of directors are defendants in a lawsuit in US District Court for the southern district of Florida. Oceanmark Bank, F.S.B. is the plaintiff. The Company was served on March 9, 1998. The complaint relates to the Company's acquisition of mortgages and notes of Oceanmark Bank beginning in 1995 and ending with the Company's acquisition of the mortgage operations of Oceanmark Bank and certain residual assets in May 1997, as well as events subsequent to the May 1997 acquisition. The complaint alleges, among other things, that employees of Oceanmark Bank conspired with the Company to lower the purchase price of the assets sold to the Company by Oceanmark Bank. The plaintiff seeks relief under theories of racketeering, securities fraud, breach of contract, breach of fiduciary duty, conspiracy, and negligence and requests compensatory and punitive damages totaling $75 million.

     The Company's management believes that the Oceanmark claims are without merit and intends to defend the Company's position vigorously. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             11.0 - Statement  regarding  computation  of net earnings per share
             27.1 - Financial Data Schedule  (EDGAR Filing only)
             27.2 - Restated 1Q97 Financial Data Schedule (EDGAR Filing only)

        (b)  Reports on Form 8-K
             There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

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




                                          Southern Pacific Funding Corporation
                                          ------------------------------------
                                                         (Registrant)


                                          By: /s/ Peter F. Makowiecki
                                             Peter F. Makowiecki
                                             Chief Financial Officer
                                             (principal financial and principal
                                             accounting officer)


Dated:  May 15, 1998