Form 10-Q
period 1998-06-30
SOUTHERN PACIFIC FUNDING CORP
filed 1998-08-14
CIK 1011836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ----- to -----

                             Commission File Number

                                     1-11785

                      SOUTHERN PACIFIC FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


         California                                            33-0636924
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

4949 Meadows Road, Suite 600, Lake Oswego, OR                      97035
(Address of principal executive offices)                         (Zip Code)

                                 (503) 303-5400

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998: 20,750,300 shares.

                      SOUTHERN PACIFIC FUNDING CORPORATION
                                    FORM 10-Q
                     THREE MONTH PERIOD ENDED JUNE 30, 1998


TABLE OF CONTENTS                                                                      PAGE
-----------------                                                                      ----

PART I  FINANCIAL INFORMATION
-----------------------------

         Item 1 - Financial Statements

                         Condensed Consolidated Balance Sheets
                         At June 30, 1998 and December 31, 1997                           2

                         Condensed Consolidated Statements of Earnings for the
                         Three month periods ended June 30, 1998 and 1997 and
                         Six month periods ended June 30, 1998 and 1997                   3

                         Condensed Consolidated Statements of Cash Flows for the
                         Six month periods ended June 30, 1998 and 1997                   4

                         Condensed Consolidated Statements of Shareholders' Equity
                         and Comprehensive Income for the
                         Six month period ended June 30, 1998                             5

                         Notes to Condensed Consolidated Financial Statements             6

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          10

         Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                                            19

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                                      19

         Item 4 - Submission of Matters to a Vote of Security Holders                    20

         Item 6 - Exhibits and Reports on Form 8-K                                       21

                 Signatures                                                              22

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                      SOUTHERN PACIFIC FUNDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,             DECEMBER 31,
                                                                    1998                   1997
                                                                 -------------          -------------
                                                                  (UNAUDITED)

ASSETS
Cash                                                             $  14,622,731          $   7,886,412
Loans held for sale                                                248,554,326            264,384,993
Interest-only and residual certificates                            396,830,091            274,631,779
Mortgage servicing rights                                            8,143,128              2,524,564
Accrued interest receivable                                          3,152,875              4,568,977
Premises and equipment, net                                         11,426,955              7,660,691
Goodwill, net                                                        6,326,918              6,615,080
Other assets                                                        40,781,819             21,072,897
                                                                 -------------          -------------
      Total assets                                               $ 729,838,843          $ 589,345,393
                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Borrowings under warehouse lines of credit                       $ 253,141,860          $ 205,031,055
Notes payable                                                       43,382,738              3,431,972
Deferred tax liability                                              63,637,374             48,074,988
Long term debt                                                     175,000,000            175,000,000
Other liabilities                                                   28,452,659             18,652,471
                                                                 -------------          -------------
      Total liabilities                                            563,614,631            450,190,486

Shareholders' equity:
Preferred stock, $.01 par value,
      5,000,000 shares authorized; none issued or
      outstanding at June 30, 1998 and
      December 31, 1997                                                      -                      -
Common stock, no par value,
      50,000,000 shares authorized; 20,744,400
      and 20,760,450 shares issued and outstanding
      at June 30, 1998 and December 31, 1997 respectively           53,866,921             54,100,622
Contributed capital                                                    247,500                247,500
Cumulative comprehensive income-Translation adjustment                  22,097                 (8,745)
Retained earnings                                                  112,087,694             84,815,530
                                                                 -------------          -------------
      Total shareholders' equity                                   166,224,212            139,154,907
                                                                 -------------          -------------
      Total liabilities and shareholders' equity                 $ 729,838,843          $ 589,345,393
                                                                 =============          =============

     See accompanying notes to condensed consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                           1998                  1997             1998             1997
                                                          ------------       ------------     ------------      ----------

Revenues:

      Gains on sales of loans                             $ 51,554,609       $ 33,864,920     $ 95,923,525    $ 61,938,379
      Interest income                                       16,115,186          9,987,773       30,891,651      16,427,030
      Securities valuation and other income                  2,987,026         (1,156,765)       7,054,772       1,297,968

                                                          ------------       ------------     ------------      ----------
                 Total revenues                             70,656,821         42,695,928      133,869,948      79,663,377
                                                          ------------       ------------     ------------      ----------

Expenses:

      Interest                                              14,737,377          5,775,349       27,363,850       9,395,394
      Personnel and commission expense                      19,536,093          9,357,900       38,081,288      16,463,872
      General and administrative expense                    11,601,223          4,615,921       21,819,627       9,234,329
                                                          ------------       ------------     ------------      ----------
                 Total expenses                             45,874,693         19,749,170       87,264,765      35,093,595

Earnings before taxes                                       24,782,128         22,946,758       46,605,183      44,569,782
Income taxes                                                10,276,447          9,521,465       19,333,019      18,496,460
                                                          ------------       ------------     ------------      ----------
                 Net earnings                             $ 14,505,681       $ 13,425,293     $ 27,272,164      26,073,322
                                                          ============       ============     ============      ==========

NET EARNINGS PER SHARE:
      Basic                                               $       0.70       $       0.65     $       1.31          $ 1.26
                                                          ============       ============     ============      ==========

      Diluted                                             $       0.60       $       0.56     $       1.14          $ 1.08
                                                          ============       ============     ============      ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                 20,741,733         20,739,354       20,742,944      20,738,432

      Diluted                                               25,359,958         25,431,262       25,277,087      25,423,409

     See accompanying notes to condensed consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 1998                   1997
                                                                          ------------------     ------------------

Cash flows from operating activities:
Net earnings                                                                  $  27,272,164          $  26,073,322
Adjustments to reconcile net income to net
      cash used in operating activities:
      Depreciation and amortization                                               2,686,588                875,007
      Deferred tax expense                                                       15,562,386             17,263,876
      Translation adjustment                                                         30,842                (14,683)
      Changes in certain assets and  liabilities,  net of effect of acquisitions and contribution transaction:
        Mortgage loans held for sale                                             15,830,667             (7,471,321)
        Net change in interest only and residual certificates                  (122,198,312)           (85,647,086)
        Accrued interest receivable                                               1,416,102               (727,872)
        Other assets                                                            (19,708,922)              (494,621)
        Other liabilities                                                         9,921,892             19,033,700
        Capitalized mortgage servicing rights                                    (6,051,118)                     -

                                                                          ------------------     ------------------
Net cash used in operating activities                                           (75,237,711)           (31,109,678)
                                                                          ------------------     ------------------

Cash flows used in investing activities:
      Payment for acquisitions                                                            -             (3,800,000)
      Purchases of premises and equipment                                        (5,732,136)            (2,458,584)

                                                                          ------------------     ------------------
Net cash used in investing activities                                            (5,732,136)            (6,258,584)
                                                                          ------------------     ------------------

Cash flows from financing activities:
   Net changes in:
      Borrowings under warehouse lines of credit                                 48,110,805             39,293,670
      Repurchase of Common Stock                                                   (489,185)                     -
      Proceeds from issuance of Common Stock                                        255,484                152,681
      Proceeds from issuance of note payable, net of repayments                  39,829,062                      -

                                                                          ------------------     ------------------
Net cash provided by financing activities                                        87,706,166             39,446,351
                                                                          ------------------     ------------------

Net change in cash                                                                6,736,319              2,078,089
Cash at beginning of period                                                       7,886,412             14,175,566

                                                                          ------------------     ------------------
Cash at end of period                                                         $  14,622,731          $  16,253,655
                                                                          ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                      SOUTHERN PACIFIC FUNDING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                                  ACCUMULATED
                                                                                    OTHER
                                                                CONTRIBUTED      COMPREHENSIVE    RETAINED        SHAREHOLDERS'
                                           COMMON STOCK          CAPTIAL            INCOME        EARNINGS            EQUITY
                                           ------------         ---------          --------    -------------      -------------

Balance at December 31, 1997               $ 54,100,622         $ 247,500          $ (8,745)   $  84,815,530      $ 139,154,907
  Repurchase of common stock                   (489,185)                                                               (489,185)
  Exercise of stock options                     255,484                                                                 255,484
  Foreign currency translation
   adjustments                                                                       30,842                              30,842
  Net earnings, six months ended
   June 30, 1998                                                                                  27,272,164         27,272,164
                                           ------------         ---------          --------    -------------      -------------
Balance at June 30, 1998                   $ 53,866,921         $ 247,500          $ 22,097    $ 112,087,694      $ 166,224,212
                                           ============         =========          ========    =============      =============




                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                         1998               1997               1998              1997
                                                    ------------       ------------       ------------      ------------
Comprehensive income
     Net earnings                                   $ 14,505,681       $ 13,425,293       $ 27,272,164      $ 26,073,322
     Foreign currency translation adjustments           (106,352)           (14,683)            30,842           (14,683)
                                                    ------------       ------------       ------------      ------------

        Comprehensive income                        $ 14,399,329       $ 13,410,610       $ 27,303,006      $ 26,058,639
                                                    ============       ============       ============      ============



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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

     As of June 30, 1998 and December 31, 1997, the Company had open hedge positions of nil and $65.6 million, respectively, related to the sales of U.S. Treasury securities in the forward market. The proceeds from the short sales are shown net of loans held for sales in the accompanying balance sheets.


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

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


credit loss. The Company controls the credit risk of its agreements to fund fixed and variable-rate loans through credit approvals, limits and monitoring procedures.

     Agreements to fund mortgage loans are agreements to lend to customers as long as there is no violation of any condition established in the contracts. Such agreements generally have fixed expiration dates or other termination clauses. Since some agreements may expire without being drawn upon, the total agreement amounts do not necessarily represent future cash requirements. As of June 30, 1998, the Company had agreements to fund fixed rate loans of approximately $12.9 million.

SALES OF LOANS AND SERVICING RIGHTS

     In the ordinary course of business, the Company is exposed to liability from representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, the Company is required to repurchase mortgage loans if there has been a breach of a representation or warranty. For loans that have been securitized, the Company includes an estimate of credit loss in determining its interest-only and residual certificates. On a periodic basis, the Company reviews its assumptions in light of historical experience and economic trends to evaluate their reasonableness in measuring the fair value of recorded assets.

     Through December 1997, the Company contracted for the servicing of substantially all the loans it originated, purchased and held for sale with Advanta Corp. under a servicing agreement entered into between the Company and Advanta in September 1995. In addition, Advanta has serviced or subserviced all 1997 and prior public securitizations of the Company's loans pursuant to the related pooling and servicing agreement.

     The Company's acquisition in December 1997 of North American Mortgage Company's loan servicing operations in Santa Rosa, California allowed the Company to begin its own loan servicing operation in mid-January for all new loans originated and purchased.

     In the second quarter of 1998, the Company transferred over to its internal servicing department the servicing of the loans included in the Company's December 1997 securitization and of remaining loans originated and purchased in December 1997 and January 1998.

     The Company paid Advanta $1.1 million during the second quarter in order to transfer the servicing of approximately 10,000 loans from the December 1997 securitization and the remaining loans originated and purchased in December 1997 and January 1998 to the Santa Rosa location.

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

    SPFC occasionally becomes involved in other litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


NOTE D - NET EARNINGS PER SHARE

    The  following   illustrates  the   reconciliation  of  the  numerators  and
denominators of the basic and diluted earnings per share (EPS) computations:

                                                 Three months ended June 30, 1998
                                         ---------------------------------------------------
                                                              Weighted
                                                               average           Per share
                                           Net earnings         shares             amount
                                         ---------------   ---------------   ---------------
Basic EPS
  Net earnings available to common
  shareholders                              $14,505,681       20,741,733           $0.70
  Effect of dilutive securities:
     Stock options                                    -        1,466,965
     Convertible subordinated notes             740,952        3,151,260
                                            -----------       ----------
Diluted EPS                                 $15,246,633       25,359,958           $0.60
                                            ===========       ==========           =====

                      SOUTHERN PACIFIC FUNDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





                                                                Three months ended June 30, 1997
                                                    ------------------------------------------------------
                                                                            Weighted
                                                                             average             Per share
                                                    Net earnings             shares                amount
                                                    ------------           ----------               -----

Basic EPS
  Net earnings available to common
  shareholders                                       $13,425,293           20,739,354               $0.65
  Effect of dilutive securities:
     Stock options                                             -            1,540,648
     Convertible subordinated notes                      735,821            3,151,260
                                                     -----------           ----------
Diluted EPS                                          $14,161,114           25,431,262               $0.56
                                                     ===========           ==========               =====




                                                                 Six months ended June 30, 1998
                                                    ------------------------------------------------------
                                                                            Weighted
                                                                             average             Per share
                                                    Net earnings             shares                amount
                                                    ------------           ----------               -----
Basic EPS
  Net earnings available to common
  shareholders                                       $27,272,164           20,742,944               $1.31
  Effect of dilutive securities:
     Stock options                                             -            1,382,883
     Convertible subordinated notes                    1,471,200            3,151,260
                                                     -----------           ----------
Diluted EPS                                          $28,743,364           25,277,087               $1.14
                                                     ===========           ==========               =====


                                                                 Six months ended June 30, 1997
                                                    ------------------------------------------------------
                                                                            Weighted
                                                                             average             Per share
                                                    Net earnings             shares                amount
                                                    ------------           ----------               -----
Basic EPS
  Net earnings available to common
  shareholders                                       $26,073,322           20,738,432               $1.26
  Effect of dilutive securities:
     Stock options                                             -            1,533,717
     Convertible subordinated notes                    1,358,439            3,151,260
                                                     -----------           ----------
Diluted EPS                                          $27,431,761           25,423,409               $1.08
                                                     ===========           ==========               =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read in conjunction with the Selected Consolidated Financial Data and Consolidated Financial Statements of the Company and the accompanying notes included in Item 1 of the Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Such risks and uncertainties include those related to economic conditions, changes in valuations of interest-only and residual certificates, the financial and securities markets, acquisitions and the integration of acquired businesses, operations in the United Kingdom, changes in government regulations including regulatory fees, changes in prevailing interest rates, management of interest rate fluctuations, the market for whole loan sales, prepayment speeds, demand for the Company's services, the Company's financing needs, delinquencies and default rates, the degree to which the Company is leveraged and other risks identified in the Company's Securities and Exchange Commission filings, including Item 7 of the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

     The Company's primary source of revenue is the recognition of gains from the sale of interests in loans through securitizations. The Company recognizes gains from the sale of senior interests in loans as the excess of the net proceeds received on the sale and the fair value of the interest-only and residual certificates retained by the Company over the Company's basis in such loans. The fair value of the interest-only and residual certificates is an estimate of the present value of the future cash flows from such certificates, which are subject to the prepayment and loss characteristics of the underlying loans. The Company securitized and sold senior interests in loans with principal balances of $769.6 million and $411.2 million during the three months ended June 30, 1998 and

1997, respectively, and $1.4 billion and $755.0 million during the six months ended June 30, 1998 and 1997, respectively. The Company sold loans through whole loan transactions with principal balances of $14.2 million and $6.6 million during the three months ended June 30, 1998 and 1997, respectively, and $32.7 million and $10.0 million during the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that it will continue to sell senior interests in a majority of its loans through securitization transactions and will strategically sell loans in whole loan transactions when such transactions are economically advantageous.



FINANCIAL CONDITION

JUNE 30, 1998

     Interest-only and residual certificates increased $122.2 million or 44.5% to $396.8 million at June 30, 1998 from $274.6 million at December 31, 1997. This increase resulted primarily from interest-only and residual certificates generated from new securitizations in the U.S and the U.K. during the six months ended June 30, 1998 of $121.3 million. In addition, the asset increased $0.9 million as a result of the excess of the accretion of the interest-only and residual certificates of $18.1 million over the adjustment to fair value of $17.2 million for the six months ended June 30, 1998.

     Net premises and equipment increased $3.7 million or 48.1% to $11.4 million at June 30, 1998 from $7.7 million at December 31, 1997. This growth reflects leasehold improvements and the acquisition of computer and office equipment for the move to the Company's new corporate headquarters, the continued expansion of branch loan origination offices and the Company's new servicing operations center in Santa Rosa, California.

     Mortgage servicing rights increased $5.6 million or 224.0% to $8.1 million at June 30, 1998 from $2.5 million at December 31, 1997. This increase resulted from the capitalization of mortgage servicing rights related to loans sold through securitizations in the U.S. during the six months ended June 30, 1998.

     Other assets increased $19.7 million or 93.4% to $40.8 million at June 30, 1998 from $21.1 million at December 31, 1997. Other assets include servicing advances, prepaid expenses, accounts receivable, bond issuance costs and a receivable from an affiliate of $23.3 million at June 30, 1998 that is secured by mortgage loans financed by the Company through its warehouse lines.

     Borrowings under warehouse lines of credit increased $48.1 million or 23.5% to $253.1 million at June 30, 1998 from $205.0 million at December 31, 1997 associated with the net use of cash in operations and the increase in cash of $6.7 million at June 30, 1998.

     Notes payable increased $40.0 million or 1,176.5% to $43.4 million at June 30, 1998 from $3.4 million at December 31, 1997. This increase reflects the draw down on the subordinate and residual financing facility entered into during the six months ended June 30, 1998.

     Other liabilities increased $9.8 million or 52.4% to $28.5 million at June 30, 1998 from $18.7 million at December 31, 1997 primarily due to an increase in accrued interest payable on long term debt of $3.5 million, an increase in bonuses payable of $2.1 million and an increase in strategic notes payable of $4.2 million during the six months ended June 30, 1998.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Total revenues increased $28.0 million or 65.6% to $70.7 million for the three months ended June 30, 1998 from $42.7 million for the three months ended June 30, 1997. During the same period, the Company's total expenses increased $26.2 million or 133.0% to $45.9 million from $19.7 million. As a result, the Company's earnings increased $1.1 million or 8.2% to $14.5 million for the three months ended June 30, 1998 from $13.4 million for the three months ended June 30, 1997.

     The increase in revenues was primarily attributable to the expansion of loan originations that facilitated the increase in interest income and the securitization and sale of whole loans. During the second quarter of 1998, Wholesale Division loan production increased $155.2 million or 57.5% to $425.1 million compared to $269.9 million in the comparable period in 1997. The origination of loans by the Consumer Division increased $91.3 million or 449.7% to $111.6 million compared to $20.3 million in the 1997 second quarter. Loan originations from the Strategic Alliance program increased to $172.0 million or 366.7% to $218.9 million compared to $46.9 million in the three months ended June 30, 1997. Loans originated in the United Kingdom increased $16.7 million or 59.9% to $44.6 million. Correspondent purchases of loans were nil for the three months ended June 30, 1998 compared to $74.6 million for the same period of 1997 reflecting the Company's decision during the first quarter of 1998 to suspend this channel of loan origination. Total residential loan originations and purchases increased $360.6 million or 82.0% to $800.2 million for the second quarter of 1998 from $439.6 million during the second quarter of 1997.

     Gains on sales of loans increased $17.7 million or 52.2% to $51.6 million on sales and securitizations of $783.8 million for the three months ended June 30, 1998 from $33.9 million on sales and securitizations of $417.8 million for the three months ended June 30, 1997. Total loans of $755.3 million were securitized in the United States during the three months ended June 30, 1998 compared to $411.2 million of loans securitized in the comparable period of 1997, with a weighted average net gain on securitization of 6.7% and 8.5%, respectively. This includes the completion of the Company's first High

Loan-To-Value ("HLTV") securitization in the three months ended June 30, 1998, a $105 million mortgage loan securitization. The decrease in the net gain on a percentage basis is attributable to a decrease in interest margins and higher costs associated with the production of loans.

     Interest income increased $6.1 million or 61.0% to $16.1 million for the three months ended June 30, 1998 from $10.0 million in the comparable period in 1997 as a result of the higher average balance of loans held for sale in 1998 generated from the increased loan production during the period. The average loans held for sale inventory for the three months ended June 30, 1998 was $491.3 million compared to $312.6 million for the three months ended June 30, 1997.

     Securities valuation and other income increased $4.1 million or 358.2% to $3.0 million for the three months ended June 30, 1998 from $(1.1) million in the comparable period of 1997. Total securities valuation and other income is summarized below.

                                                                         Three months ended
                                                                              June 30,
                                                         1998            1997                Variance
                                                         ----            ----                --------

Residual valuation, net                              $   (865,544) $   (195,098)   $   (670,446)    -343.6%
Provision for losses related to residual interests       (562,938)   (2,767,471)      2,204,533       79.7%
Prepayment penalty income                               2,582,087       724,446       1,857,641      256.4%
Loan origination income                                   473,347       791,874        (318,527)     -40.2%
Servicing income                                        1,404,615             -       1,404,615      100.0%
Miscellaneous                                             (44,541)      289,484        (334,025)    -115.4%
                                                     ------------------------------------------------------
   Total securities valuation and other income       $  2,987,026  $ (1,156,765)   $  4,143,791      358.2%
                                                     ======================================================


     Interest expense increased $8.9 million or 153.4% to $14.7 million for the three months ended June 30, 1998 from $5.8 million for the comparable period in 1997. The increase in interest expense was attributable to the interest costs associated with higher borrowings under warehouse lines of credit used to finance the increased loan origination and purchase volume during the three months ended June 30, 1998. The increase in interest expense during the three months ended June 30, 1998 also reflects the expense attributable to $100 million in senior notes issued in November 1997.

     Personnel and commission expense increased $10.1 million or 107.4% to $19.5 million in the three months ended June 30, 1998 from $9.4 million in the comparable period in 1997. The increase in personnel and commission expense was primarily due to increased staffing levels that related to the Wholesale Division's growth. As of June 30, 1998, the Company operated 47 regional and satellite offices and employed 1,090 persons as compared to 23 regional and satellite offices and 927 employees as of June 30, 1997.

     General and administrative expense, which consists primarily of occupancy and other operating expenses, increased $7.0 million or 152.2% to $11.6 million in the three months ended June 30, 1998 from $4.6 million in the comparable period in 1997. The increase in general and administrative expense included a one time loan transfer fee paid to Advanta of $1.1 million and $0.7 million in strategic alliance consulting fees. Additional increases in expenses were incurred in association with the increase in the number of regional and satellite offices and increased loan origination and purchase volume.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Total revenues increased $54.2 million or 68.0% to $133.9 million for the six months ended June 30, 1998 from $79.7 million for the six months ended June 30, 1997. During the same period, the Company's total expenses increased $52.2 million or 148.7% to $87.3 million from $35.1 million in 1997. As a result, the Company's earnings increased $1.2 million or 4.6% to $27.3 million in the six months ended June 30, 1998 from $26.1 million in the same period of 1997. Expenses for the six months ended June 30, 1998 included $3.8 million associated with the start-up of the Company's new servicing operations center in Santa Rosa, California.

     The increase in revenues was primarily attributable to the expansion of loan originations that facilitated the increase in interest income and the securitization and sale of whole loans. During the first six months of 1998, Wholesale Division loan production increased $301.6 million or 64.5% to $769.2 million compared to $467.6 million in the comparable period in 1997. Correspondent purchases of loans decreased $135.9 million or 82.5% to $28.8 million compared to $164.7 million in 1997, reflecting the Company's decision during the first quarter of 1998 to suspend this channel of loan origination. The origination of loans by the Consumer Division increased $153.0 million or 508.3% to $183.1 million compared to $30.1 million in 1997. Loan originations from the Strategic Alliance program increased $305.4 million or 459.9% to $371.8 million from $66.4 million. Loans originated in the United Kingdom increased $66.6 million or 238.7% to $94.5 million compared to $27.9 million. As a result, total residential loan originations and purchases increased $690.7 million or 91.2% to $1.447 billion for the first six months of 1998 from $756.7 million during the first six months of 1997.

     Gains on sales of loans increased $34.0 million or 54.9% to $95.9 million on sales and securitizations of $1.4 billion for the six months ended June 30, 1998 from $61.9 million on sales and securitizations of $765.0 million during the six months ended June 30, 1997. Total loans of $1.3 billion were securitized in the United States during the first six months of 1998 compared to $755.0 million of loans securitized in the comparable period of 1997, with a weighted average net gain on securitization of 6.9% and 8.4%, respectively. The decrease in the net gain on a percentage basis is attributable to a decrease in interest margins and higher costs associated with the production of loans.

     Interest income increased $14.5 million or 88.4% to $30.9 million in the first six months of 1998 from $16.4 million in the comparable period in 1997 as a result of the higher average balance of loans held for sale in 1998 generated from the increased loan production during the period.

     Securities valuation and other income increased $5.8 million or 443.5% to $7.1 million in the first six months of 1998 from $1.3 million in the comparable period of 1997. Total securities valuation and other income is summarized below.

                                                                          Six months ended
                                                                              June 30,
                                                         1998            1997                Variance
                                                         ----            ----                --------

Residual valuation, net                               $   882,246    $ 1,597,543   $  (715,297)        -44.8%
Provision for losses related to residual interests       (568,203)    (2,838,396)    2,270,193          80.0%
Prepayment penalty income                               4,343,932      1,155,073     3,188,859         276.1%
Loan origination income                                   818,458      1,306,482      (488,024)        -37.4%
Servicing income                                        1,423,234              -     1,423,234         100.0%
Miscellaneous                                             155,105         77,266        77,839         100.7%
                                                      -------------------------------------------------------
     Total securities valuation and other income      $ 7,054,772    $ 1,297,968   $ 5,756,804         443.5%
                                                      =======================================================

     Interest expense increased $18.0 million or 191.5% to $27.4 million for the six months ended June 30, 1998 from $9.4 million for the comparable period in 1997. The increase in interest expense was attributable to the interest costs associated with higher borrowings under warehouse lines of credit used to finance the increased loan origination and purchase volume during the six months ended June 30, 1998. The increase in interest expense during the six months ended June 30, 1998 also reflects the expense attributable to $100 million in senior notes issued in November 1997.

     Personnel and commission expense increased $21.6 million or 130.9% to $38.1 million in the six months ended June 30, 1998 from $16.5 million in the comparable period in 1997. The increase in personnel and commission expense was primarily due to increased staffing levels that related to the Wholesale Division's growth. As of June 30, 1998, the Company operated 47 regional and satellite offices and employed 1,090 persons as compared to 23 regional and satellite offices and 927 employees as of June 30, 1997.

     General and administrative expense, which consists primarily of occupancy and other operating expenses, increased $12.6 million or 137.0% to $21.8 million in the six months ended June 30, 1998 from $9.2 million in the comparable period in 1997. The increase in general and administrative expense included $3.8 million for the Company's servicing operations facility, a one time loan transfer fee paid to Advanta of $1.1 million and $0.7 million in strategic alliance consulting fees. Additional increases in expenses were incurred in association with the increase in the number of regional and satellite offices and increased loan origination and purchase volume.

LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its cash  requirements  primarily  through  capital market transactions and warehouse financing as well as whole loan sales and securitizations. The Company anticipates that it will continue operating on a negative cash flow basis as long as it continues to sell loans through securitizations and it continues to retain interest-only and residual certificates on the loans sold. To reduce this negative cash flow, the Company plans to sell loans through whole loan transactions.

    The Company relies substantially upon short-term warehouse facilities to fund loan originations and purchases. The Company has entered into four warehouse and purchase facilities. Under these facilities, the Company has available $1.3 billion in warehouse lines of credit secured by the loans the Company originates and purchases. The facilities are scheduled to expire between August 1998 and June 1999.

      The Company is required to comply with various operating and financial covenants as defined in the agreements governing the warehouse facilities. Such covenants include restrictions on (i) changes in the Company's business that would materially and adversely affect the Company's ability to perform its obligations under the facilities, (ii) selling any asset other than in the ordinary course of business, (iii) guaranteeing the debt obligations of any other entity, (iv) the use of proceeds from such facilities, including delivery standard, LTV ("loan-to-value") and product mix and (v) the Company's minimum net worth, debt to net worth ratio, profitability and minimum borrowing base requirements. The continued availability of funds provided to the Company under the facilities is subject to the Company's continued compliance with the operating and financial covenants contained in such agreements; the Company was in compliance with the covenants at June 30, 1998.

       Pursuant to the indenture relating to the $100 million in senior notes issued in November 1997, the Company is required to maintain a consolidated leverage ratio not to exceed 2.0 to 1.0. The Company's ability to pay dividends on its capital stock is extremely limited as a result of this requirement and other provisions in the indenture.

    During the quarter ended June 30, 1998, the Company securitized $769.6 million in loans. The Company expects to continue to depend on its ability to securitize loans in the secondary market to generate cash proceeds for repayment of its warehouse lines and to create credit availability to purchase additional loans. In addition, the cash generated from the interest-only residuals is retained and used as collateral for residual financing. Several factors affect the Company's ability to complete securitizations of its loans, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the credit quality of the Company's portfolio of loans and the Company's ability to obtain credit enhancement. Adverse changes in such factors may have a material adverse effect on the Company's results of operations, financial condition and ability to generate sufficient cash flows to continue originating and purchasing loans.

      During the second quarter ended June 30, 1998, the Company borrowed a maximum of $21.5 million from Imperial Credit Industries, Inc. ("ICII") at an interest rate of 12%. The average loan balance during the quarter was $8.0 million. The loan was repaid in full plus accrued interest on June 29, 1998. As of June 30, 1998, the Company had no loans outstanding to ICII.

      In June 1998, the Company entered into a $50 million subordinate and residual financing facility to be used for general corporate purposes which matures on August 17, 1998. The Company had drawn upon approximately $41.3 million of this facility at August 13, 1998. The Company is currently seeking an extension of such facility for a short period and is also negotiating replacement financing with other third party lenders that would, combined with planned whole loan sales and securitizations, provide funding of the Company's cash requirements for the foreseeable future. There can, however, be no assurance that the Company will be able to obtain such extension or to successfully negotiate replacement funding on terms acceptable to the Company, if at all. Failure to obtain such funding would have a material adverse effect on the Company's business and financial condition.

      On July 28, 1998, the Company issued a press release announcing its engagement of Morgan Stanley Dean Witter to explore strategic alternatives available to the Company, including the acquisition of the Company by, or a strategic alliance with, a third party. The press release is attached to this report as Exhibit 99.1.



CASH FLOWS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Operating Activities. Cash used in operating activities increased $44.1 million to $75.2 million for the six months ended June 30, 1998 as compared to the $31.1 million used in operating activities for the six months ended June 30, 1997. For the six months ended June 30, 1998, the Company used cash of $122.2 million for interest-only and residual certificates compared to $85.6 million used in the six months ended June 30, 1997, an increase of $36.6 million or 42.8%. Operating cash provided by the net change in mortgage loans held for sale increased by $23.3 million to $15.8 million for the six months ended June 30, 1998 from a net use of $7.5 million for the six months ended June 30, 1997. The increase in the net change in other assets of $19.2 million was the other principal increase in the use of operating cash during the six months ended June 30, 1998.

     Investment Activities. Net cash used in investing activities decreased $0.6 million or 9.5% to $5.7 million for the six months ended June 30, 1998 from $6.3 million for the six months ended June 30, 1997. Cash used for payments for acquisitions was nil for the six months ended June 30, 1998 and $3.8 million in 1997. Cash used for purchases of premises and equipment increased $3.2 million or 128.0% to $5.7 million for the six months ended June 30, 1998 from $2.5 million for the same period in 1997. This increase was associated with the Company's new headquarters, offices, servicing operations center and expanded branch operations.

     Financing Activities. Net cash provided by financing activities increased $48.3 million or 122.6% to $87.7 million for the six months ended June 30, 1998 compared to $39.4 million for the six months ended June 30, 1997 resulting from the increased borrowings under warehouse lines of credit and subordinate and residual financing facilities.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt the Statement effective January 1, 2000 and is currently evaluating the impact of this Statement.

YEAR 2000

      The Year 2000 issue refers to a flaw in many computer programs and other computer applications relating to their ability to properly interpret the year as a result of using only a two-digit representation, such as "99" for "1999." If not corrected, many computer applications may fail or produce erroneous data relating to the year 2000 and beyond.

      The Company is in the process of assessing which of its information technology systems and other applications are not Year 2000 compliant, both within the parent company and with respect to its subsidiaries, National Capital Funding, Inc., Oceanmark Financial Corporation, Home America Financial Services, Inc., and Hallmark America Corp. The Company expects to complete its analysis of the Year 2000 readiness of its subsidiaries by September 30, 1998.

      Approximately 90 percent of the products used in the Company's computer systems are "off-the-shelf" retail products for which Year 2000 upgrades are available. The Company expects to complete installation of these upgrade releases by October 1998. With respect to the Company's specialized servicing application, the Company expects to complete the required code modifications by October 1998, at which time testing and validation of the modified system will begin. The Company plans to rely primarily on internal resources to perform testing and validation assessments. The cost of such system upgrades and testing is not expected to exceed $3 million.

      The Company has not determined whether to upgrade its loan origination data processing system or to replace it with a system with enhanced technological capabilities. The cost of upgrading for Year 2000 compliance is not anticipated to exceed $25,000, while replacement costs are estimated to range between $1.5 million and $2.0 million. This decision is expected to be made by November 1998.

      Embedded technology with respect to the Company's telephone systems and other office equipment has been analyzed and determined to be Year 2000 compliant at all locations. The building systems, such as elevators and HVAC equipment, at our new corporate headquarters facilities are also Year 2000 compliant. The Company's branch office locations are being assessed for compliance; such review is expected to be completed by year-end. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or results of operations.

      The Company also faces the risk that its strategic alliance partners, its third-party loan servicer (Advanta), or other significant vendors may have computer systems which are not compliant with Year 2000 requirements. Disruptions in the operations of its partners or vendors may have a material adverse effect on the Company. The Company is monitoring the progress of its partners and vendors in achieving Year 2000 compliance. However, there can be no assurance that the systems of such other companies will be timely converted.

      The Company is in the process of forming a task force to develop contingency plans to address various operational scenarios relating to potential Year 2000 noncompliance with respect to systems of the Company or its major vendors. The task force will be working to implement such plans during the first half of 1999 in conjunction with system testing.






ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Since the Company believes that no substantial changes have occurred from disclosures in the Company's annual report on Form 10-K, no information is required under this item.





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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on June 8, 1998. At the meeting H. Wayne Snavely, Robert W. Howard, Bernard A. Guy, E. James Hedemark, Stephen J. Shugerman and Frank P. Willey were elected as directors to serve until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

         Votes cast in favor of Mr. Snavely's election totaled 18,253,821, while 130,403 votes were withheld.

         Votes cast in favor of Mr. Howard's election totaled 18,273,821, while 110,403 votes were withheld.

         Votes cast in favor of Mr. Guy's election totaled 18,272,421, while 111,803 votes were withheld.

         Votes cast in favor of Mr. Hedemark's election totaled 18,273,821, while 110,403 votes were withheld.

         Votes cast in favor of Mr. Shugerman's election totaled 18,274,121, while 110,103 votes were withheld.

         Votes cast in favor of Mr. Willey's election totaled 18,274,121, while 110,103 votes were withheld.

         The stockholders voted to approve the appointment of KPMG Peat Marwick LLP to act as independent auditors for the Company for the fiscal year ending December 31, 1998. Votes cast in favor of this proposal were 18,348,501, while votes cast against were 14,648 and abstentions totaled 11,160.

         The stockholders also voted to approve an amendment to the 1995 stock option plan. Votes cast in favor of this election were 13,136,717, while votes cast against were 1,076,206 and abstentions totaled 43,877.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10.1 - Draft  Form  of Key  Employee  Severance  Agreement  (Tier 2
                    Executive)

             27.1 - 2Q98 Financial Data Schedule (EDGAR Filing only)

             27.2 - Restated 2Q97 Financial Data Schedule (EDGAR Filing Only)

             99.1 - Press Release dated July 28, 1998.

        (b)  Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended
                 June 30, 1998.

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




                                           Southern Pacific Funding Corporation
                                           ------------------------------------
                                                        (Registrant)


                                           By:/s/ Peter F. Makowiecki
                                              Peter F. Makowiecki
                                              Chief Financial Officer
                                              (principal financial and principal
                                              accounting officer)


Dated:  August 14, 1998